Form 10-K/A
period 1996-03-31
RATIONAL SOFTWARE CORP
filed 1996-07-23
CIK 722056

- --------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                                AMENDMENT NO. 1

/  x  /  Annual report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934
                   FOR THE FISCAL YEAR ENDING MARCH 31, 1996

/     /  Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934
             For the transition period from __________ to _________

                         COMMISSION FILE NUMBER 0-12167

                         RATIONAL SOFTWARE CORPORATION
             (Exact name of Registrant as specified in its charter)

                DELAWARE                                   54-1217099
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                  Identification Number)

2800 SAN TOMAS EXPRESSWAY, SANTA CLARA, CA                 95051-0951
 (Address of principal executive office)                   (Zip Code)

Securities Registered Pursuant to Section 12(b) of the Act:                 None
Securities Registered Pursuant to Section 12(g) of the Act:  Common Stock, par value $.01 per share
                                                                       (Title of Class)

                                  408-496-3600
              (Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes /  x  /     No /     /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to
this Form 10-K. /     /

At June 20, 1996, the aggregate market value of the Registrant's voting stock held by nonaffiliates was $830,240,247.38. For the purposes of the preceding sentence only, "affiliates" is deemed to consist of executive officers and directors. At June 20, 1996, there were 17,220,067 shares of the Registrant's $.01 par value common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 1996 Annual Report to Shareholders and definitive Proxy Statement issued in connection with its 1996 Annual Meeting of Stockholders are incorporated by reference in Parts II and III of this Report on Form 10-K.

- --------------------------------------------------------------------------------

                         RATIONAL SOFTWARE CORPORATION
- --------------------------------------------------------------------------------

The undersigned registrant hereby amends Form 10-K as follows:

1. Item 6 of the previously filed Rational Software Corporation 10-K, which contained certain typographical errors, is hereby replaced with the following corrected version:

ITEM 6 -- SELECTED FINANCIAL DATA

                                                                      FISCAL YEAR ENDED MARCH 31,
                                                -----------------------------------------------------------------------
                                                  1992            1993            1994            1995            1996
                                                -------         -------         --------        -------         -------
                                                                 (in thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Net product revenue...........................  $38,161         $46,123         $ 41,716        $39,221         $55,899
Consulting and support revenue................   22,168          24,880           28,627         33,678          35,208
                                                -------         -------         --------        -------         -------
  Total revenue...............................   60,329          71,003           70,343         72,899          91,107
                                                -------         -------         --------        -------         -------
Cost of product revenue.......................   10,057          10,268           11,862          6,955           7,196
Cost of consulting and support revenue........   10,807          11,291           13,494         18,095          19,336
                                                -------         -------         --------        -------         -------
  Total cost of revenue.......................   20,864          21,559           25,356         25,050          26,532
                                                -------         -------         --------        -------         -------
  Gross profit................................   39,465          49,444           44,987         47,849          64,575

Operating expenses:
Research and development......................   17,834          18,986           20,221         12,187          15,939
Sales and marketing...........................   17,564          21,652           21,338         25,100          35,000
General and administrative....................    5,597           7,510            7,194          6,995           9,511
Charges for acquired in-process research
  and development.............................       --              --               --             --           8,700
Merger and restructuring costs................       --           2,500            9,922         (1,100)             --
                                                -------         -------         --------        -------         -------
  Total operating expenses....................   40,995          50,648           58,675         43,182          69,150
                                                -------         -------         --------        -------         -------
  Income (loss) from continuing operations....   (1,530)         (1,204)         (13,688)         4,667          (4,575)
Other income, net.............................      981             545              285            417           1,582
                                                -------         -------         --------        -------         -------
Income (loss) from continuing operations
  before income taxes.........................     (549)           (659)         (13,403)         5,084          (2,993)
Provision for income taxes....................      516           1,504              404            406           1,028
                                                -------         -------         --------        -------         -------
  Income(loss) from continuing operations....    (1,065)         (2,163)         (13,807)         4,678          (4,021)
Discontinued operations:
  Income (loss) from discontinued operations..      304          (1,515)              --             --              --
  Income (loss) on disposal...................       --            (296)            (175)            --              --
                                                -------         -------         --------        -------         -------
Net income (loss).............................  $  (761)        $(3,974)        $(13,982)       $ 4,678         $(4,021)
                                                =======         =======         ========        =======         =======
Income (loss) from continuing operations per
  common share................................  $  (.09)        $  (.18)        $  (1.13)       $   .37         $  (.26)
Net income (loss) per common share............  $  (.06)        $  (.33)        $  (1.15)       $   .37         $  (.26)
Shares used in computing per share amounts....   11,910          12,130           12,197         12,606          15,363


                         RATIONAL SOFTWARE CORPORATION
- -------------------------------------------------------------------------------
ITEM 6 -- SELECTED FINANCIAL DATA (CONTINUED)

                                                          MARCH 31,
                                       ----------------------------------------------------
                                         1992        1993       1994       1995       1996
                                       -------     -------    -------    -------    -------
                                                          (IN THOUSANDS)
CONSOLIDATED BALANCE SHEETS DATA:
Cash and cash equivalents.........     $ 8,320     $ 5,564    $ 7,439    $ 9,440    $43,934
Working capital...................      22,438      22,921      4,972      7,742     45,548
Total assets......................      53,727      50,836     39,343     38,000     85,674
Long-term obligations.............       5,392       5,683      7,809      3,675      2,189
Stockholders' equity..............      28,489      27,045      6,487     12,084     50,906


The amounts presented above have been restated to reflect the Merger and the Reverse Stock Split.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    RATIONAL SOFTWARE CORPORATION

Date: July 19, 1996                 /s/ Robert T. Bond
     ----------------               -------------------------------------
                                    Robert T. Bond, Senior Vice President,
                                    Chief Operating Officer, Chief Financial
                                    Officer and Secretary


                               POWER OF ATTORNEY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date:  July 18, 1996                /s/ Michael T. Devlin*
     ----------------------         -----------------------------------------
                                    Michael T. Devlin,
                                    Chairman of the Board

Date:  July 18, 1996                /s/ Paul D. Levy
     ----------------------         -----------------------------------------
                                    Paul D. Levy, President and Chief
                                    Executive Officer, Director

Date:  July 18, 1996                /s/ Robert T. Bond*
     ----------------------         -----------------------------------------
                                    Robert T. Bond, Senior Vice President,
                                    Chief Operating Officer, Chief Financial
                                    Officer and Secretary

Date:  July 18, 1996                /s/ James S. Campbell*
     ----------------------         -----------------------------------------
                                    James S. Campbell, Director

Date:  July 18, 1996                /s/ Daniel H. Case III*
     ----------------------         -----------------------------------------
                                    Daniel H. Case III, Director

Date:  July 18, 1996                /s/ Leslie G. Denend*
     ----------------------         -----------------------------------------
                                    Leslie G. Denend, Director

Date:  July 18, 1996                /s/ John E. Montague*
     ----------------------         -----------------------------------------
                                    John E. Montague, Director

Date:  July 18, 1996                /s/ Allison R. Schleicher*
     ----------------------         -----------------------------------------
                                    Allison R. Schleicher, Director

Date:  July 18, 1996                /s/ Timothy A. Brennan*
     ----------------------         -----------------------------------------
                                    Timothy A. Brennan, Vice President,
                                    Finance and Administration
                                    (Principal Accounting Officer)

* By: /s/ Paul D. Levy
      ---------------------
          Paul D. Levy
          Attorney-in-fact