Form 10-Q
period 1996-06-30
RATIONAL SOFTWARE CORP
filed 1996-08-13
CIK 722056

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDING JUNE 30, 1996

                                       or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from _____ to _____

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

                                 Yes /X/   No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


      COMMON STOCK, PAR VALUE
          $.01 PER SHARE                                17,268,231
              (Class)                      (Shares outstanding on July 31, 1996)

CONTENTS                                                                   PAGE


PART I -- FINANCIAL INFORMATION


Item 1 --   Consolidated Financial Statements:

            Condensed Consolidated Balance Sheets........................... 3

            Condensed Consolidated Statements of Income..................... 5

            Condensed Consolidated Statements of Cash Flows................. 6

            Notes to Condensed Consolidated Financial Statements............ 7

Item 2 --   Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................... 9


PART II -- OTHER INFORMATION

Item 6 --  Exhibits and Reports on Form 8-K................................ 15


SIGNATURE ................................................................. 16

                          RATIONAL SOFTWARE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


ASSETS
                                                       June 30,        March 31,
                                                         1996            1996
                                                      -----------      --------
                                                      (Unaudited)
Cash and cash equivalents                              $ 41,448        $ 43,934
Short-term investments                                   11,474           8,711
Accounts receivable, net                                 21,472          23,408
Prepaid expenses and other assets                         2,512           2,074
                                                       --------        --------
          Total current assets                           76,906          78,127

Property and equipment, at cost:

     Computer, office and manufacturing equipment        24,078          22,779
     Office furniture                                     2,115           2,109
     Leasehold improvements                               1,227           1,209
                                                       --------        --------
                                                         27,420          26,097
Accumulated depreciation and amortization               (21,533)        (20,715)
                                                       --------        --------
          Property and equipment, net                     5,887           5,382

Other assets, net                                         2,004           2,165
                                                       --------        --------
Total assets                                           $ 84,797        $ 85,674
                                                       ========        ========

                                                        See accompanying notes.

                          RATIONAL SOFTWARE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  June 30,        March 31,
                                                                    1996            1996
                                                                 ----------      ----------
                                                                 (Unaudited)

Accounts payable                                                 $   3,005        $   2,983
Accrued employee benefits                                            5,769            8,476
Other accrued expenses                                               4,548            4,285
Accrued merger and restructuring expenses, current portion             490              575
Deferred revenue                                                    11,557           15,606
Current portion of long-term debt and lease obligations                151              654
                                                                 ---------        ---------
          Total current liabilities                                 25,520           32,579

Accrued rent                                                           706              880
Accrued merger and restructuring expenses, long-term                 1,216            1,309
                                                                 ---------        ---------
          Total liabilities                                         27,442           34,768
                                                                 ---------        ---------


Stockholders' equity:

     Common stock, $.01 par value, 25,000,000

        shares authorized                                              172              168
     Additional paid-in capital                                    116,474          113,939
     Treasury stock                                                 (1,340)          (1,340)
     Accumulated deficit                                           (57,831)         (61,995)
     Cumulative translation adjustment                                (120)             134
                                                                 ---------        ---------
          Total stockholders' equity                                57,355           50,906
                                                                 ---------        ---------
Total liabilities and stockholders' equity                       $  84,797        $  85,674
                                                                 =========        =========

                                                        See accompanying notes.

                          RATIONAL SOFTWARE CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNAUDITED)

                                                   Three Months Ended
                                                        June 30,
                                                 ---------------------
                                                  1996           1995
                                                 ---------------------
Net product revenue                              $17,300       $11,454
Consulting and support revenue                    10,161         8,303
                                                 -------       -------
          Total revenue                           27,461        19,757

Cost of product revenue                            1,825         1,250
Cost of consulting and support revenue             5,499         4,763
                                                 -------       -------
          Total cost of revenue                    7,324         6,013
                                                 -------       -------
          Gross margin                            20,137        13,744

Product research and development expenses          4,495         3,171
Sales and marketing expenses                       8,877         7,666
General and administrative expenses                2,399         1,711
                                                 -------       -------
          Operating income                         4,366         1,196

Other income, net                                    533           180
                                                 -------       -------
     Income before income taxes                    4,899         1,376

Provision for income taxes                           735           110
                                                 -------       -------
Net income                                       $ 4,164       $ 1,266
                                                 =======       =======

Net income per common share                      $  0.23       $  0.09


Shares used in computing per share amounts        18,465        14,268


                                                        See accompanying notes.

                          RATIONAL SOFTWARE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS, UNAUDITED)


                                                                  Three Months Ended
                                                                       June 30,
                                                               ------------------------
                                                                  1996           1995
                                                                  ----           ----
Cash flows from operating activities:
     Net income                                                $  4,164        $  1,266
     Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization                             970           1,558
          Compensation expense for stock option grants               36              --
          (Increase) decrease in assets:
               Accounts receivable                                1,936          (1,707)
               Prepaids and other, net                             (438)           (154)
               Other assets                                           9              (3)
          Increase (decrease) in liabilities:
               Accounts payable                                      22             647
               Accrued employee benefits                         (2,707)         (1,514)
               Deferred revenue                                  (4,049)           (551)
               Accrued expenses                                    (165)         (1,178)
               Accrued merger and restructuring expenses           (178)           (296)
                                                               --------        --------
          Net cash used in operating activities                    (400)         (1,932)

Cash flows from investing activities:
     Purchase of investments                                     (7,639)           (984)
     Sale of investments                                          4,876             980
     Capital expenditures                                        (1,323)           (710)
                                                               --------        --------
          Net cash used in investing activities                  (4,086)           (714)

Cash flows from financing activities:
     Principal payments under debt and lease obligations           (503)           (630)
     Proceeds from issuance of common stock                       2,503          30,783
                                                               --------        --------
          Net cash provided by financing activities               2,000          30,153
                                                               --------        --------

Net increase (decrease) in cash and cash equivalents             (2,486)         27,507
Cash and cash equivalents at beginning of period                 43,934           9,440
                                                               --------        --------
Cash and cash equivalents at end of period                     $ 41,448        $ 36,947
                                                               ========        ========

                                                        See accompanying notes.

                          RATIONAL SOFTWARE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION -- The consolidated financial information included herein has been prepared without audit in accordance with the Company's accounting policies, as described in its latest annual report filed with the Securities and Exchange Commission on Form 10-K. In the opinion of management, all adjustments, which consist only of normal recurring adjustments necessary for a fair presentation of the Company's financial position, statements of income, and cash flows for the interim periods presented have been made. As permitted by Form 10-Q, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted where such disclosure would substantially duplicate previous disclosures. Operating results for the three months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997.

2. ACCOUNTS RECEIVABLE -- Accounts receivable were reduced by an allowance for doubtful accounts of $1,046,000 at June 30, 1996 and $1,042,000 at March 31, 1996, respectively.

3. NET INCOME PER COMMON SHARE -- Net income per share has been computed by dividing the net income by the weighted average numbers of common and dilutive common equivalent shares outstanding during the period. Common stock equivalents consist of stock options using the treasury stock method.

4. CONTINGENCY -- On December 1, 1995, a complaint was filed against the Company relating to the Company's preliminary acquisition negotiations with the plaintiff, which were subsequently terminated. The plaintiff is seeking money damages and specific performance of an alleged promise by the Company to acquire the plaintiff. The Company has denied each and every remaining allegation in the complaint and intends to defend the case vigorously. Discovery has begun, and the trial date has been set for January 1997. The Company believes the resolution of these matters will not have an adverse impact on its financial condition and results of operations.

5. SUBSEQUENT EVENT -- On July 23, 1996, the Company's Board of Directors approved a two-for-one forward stock split of its common stock, to be effected by means of a stock dividend of one share of common stock for each one share of common stock outstanding on August 27, 1996, the record date for the stock split. The stock split is subject to receipt of stockholder approval of an increase to the Company's authorized common stock at the Company's annual meeting to be held on August 27, 1996. The payment date is scheduled for

5. SUBSEQUENT EVENT -- (Continued) September 10, 1996. Shares used in computing earnings per share have not been adjusted for the split.

           ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations include "forward looking" information within the meaning of Sections 27A of the Securities Act of 1993 and 21E of the Securities and Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. The actual future results of the Company could differ materially from those projected in the forward looking information. For a discussion of certain factors that could cause actual results to differ materially from those projected by the forward looking information see "Factors That May Affect Future Results".

The Company's revenue is derived from product license fees and charges for services, including technical consulting, training, and customer support. In accordance with generally accepted accounting principles, the Company recognizes software license revenue upon shipment and recognizes customer-support revenue over the term of the maintenance agreement. Revenue from consulting and training is recognized when earned. The Company's license agreements generally do not provide a right of return, and reserves are maintained for potential credit losses, of which there have been only immaterial amounts incurred to date.

COMPARATIVE ANALYSIS OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30,
1996

Total revenue increased $7,704,000 (39.0%) in the three-month period ended June 30, 1996 from the comparable fiscal 1996 period. Net product revenue increased by $5,846,000 (51.0%) in the fiscal 1997 period versus the same fiscal 1996 period. The increase is primarily due to continued strength across the Company's product lines.

Consulting and support revenue increased $1,858,000 (22.4%) in the fiscal 1997 three-month period versus the same fiscal 1996 period. The increase is primarily attributable to continuing demand for the Company's consulting expertise in object-oriented software development and business process engineering.

Cost of product revenue, expressed as a percentage of the related revenue, was 10.5% for the three-month period of fiscal 1997 compared to 10.9% for the same period of fiscal 1996. The decrease in cost as a percentage is primarily due to lower royalty expense resulting from a decrease in third party product sales.

As a percentage of the related revenue, cost of consulting and support revenue decreased from 57.4% in fiscal 1996 to 54.1% in fiscal 1997 for the three-month period. The decrease in cost as a percentage is primarily due to more efficient management of the Company's consulting resources, combined with the impact of an underlying relatively fixed support cost base being spread over increased revenues.

The Company's gross margin for the three month period increased to 73.3% in fiscal 1997 from 69.6% in fiscal 1996 as a result of the shift towards product sales, which have higher margins than consulting and support revenue.

Product research and development expenses increased $1,324,000 (41.8%) in the fiscal 1997 three-month period versus the same fiscal 1996 period. This increase is attributable to the cost of additional personnel and related costs incurred in maintaining existing products and developing new product releases.

For the three-month period of fiscal 1997, sales and marketing expenses increased $1,211,000 (15.8%) comparable to the same period of fiscal 1996. The increased expenses for the fiscal 1997 period reflect the additional personnel, commissions and related costs required in sales and marketing to expand the Company's sales channels, penetrate new markets and increase its market share in core markets.

General and administrative expenses increased $688,000 (40.2%) in the fiscal 1997 three-month period versus the same fiscal 1996 period. The increased expense for the fiscal 1997 period resulted from increased employee-related expenses associated with staffing requirements needed to support the Company's expanding business and increased amortization of goodwill arising from the Objectory purchase.

Other income, net consists of interest income, interest expense, gains and losses on foreign currency transactions and miscellaneous items of income and expense. Other income increased from $180,000 to $533,000 for the quarters ended June 30, 1995 and 1996, respectively. The quarter ended June 30, 1995 included only one month's interest earned on cash raised from the secondary public offering completed in June 1995, versus three months of interest earned for the quarter ended June 30, 1996.

The provision for income taxes for the first three months of fiscal 1997 and 1996 is based on the estimated annual effective tax rate and includes current federal, state and foreign income taxes. The effective tax rates for fiscal 1997 and 1996 differ from the federal statutory rate, primarily as a result of the utilization of net operating loss carryforwards, offset by certain foreign and state taxes. The higher tax rate in fiscal 1997 is primarily attributable to higher state taxes due to utilization of remaining state net operating losses in 1996, as well as federal minimum tax.

At March 31, 1996, the Company had net operating loss carryforwards for federal income tax purposes of approximately $47,400,000 that expire in 1997 through 2011, and other tax carryforwards of approximately $3,100,000 which expire in years 1996 through 2010. As a result of the sale of common stock in June 1995, the Company incurred a change in stock ownership as defined under Section 382 of the Internal Revenue Code of 1986. Accordingly, approximately $34,000,000 of the Company's net operating loss carryforwards and all of the tax credit carryforwards will be subject to an annual limitation of approximately $8,700,000 regarding their utilization against taxable income in future periods. In addition, as a result of the fiscal 1994 merger with old Rational and provisions in the Internal Revenue Code, utilization of approximately $4,600,000 of net operating loss carryforwards are further limited to the future income of the Company.

LIQUIDITY AND CAPITAL RESOURCES AT JUNE 30, 1996

As of June 30, 1996, the Company had cash, cash equivalents and short-term investments of $52,922,000 and working capital of $51,386,000. Net cash used in operating activities for the period ending June 30, 1996 was composed primarily of decreases in accrued employee benefits and deferred revenue offset by a decrease in accounts receivable and increased net income.

The Company believes that expected cash flow from operations combined with existing cash and cash equivalents and short-term investments will be sufficient to meet its cash requirements for the foreseeable future.

FACTORS THAT MAY AFFECT FUTURE RESULTS

There are a number of factors that could affect the Company's future operating results. The Company's product lines are designed for use in object modeling of business processes, business objects, and software systems and in the day-to-day development of software by teams of developers. The Company's financial performance will depend in part upon continued growth in the object-oriented technology market and the development of industry standards that the Company's products address.

The software-engineering tools market is highly competitive and rapidly changing. The Company believes that the increased level of competition it has observed in fiscal 1996 will continue to increase. New competition is expected to continue to enter the market. Competitors may be experienced either in the development of software-engineering tools or in database and software-development products. Competitors may have larger technical staffs, more established distribution channels, and more financial resources than the Company.

The Company believes that its continued success will depend in part on its ability to provide an integrated line of software application development tools that support software development for a number of application construction technologies, including the enhancement of current products and development and introduction of new products. The Company also believes its continued success will become increasingly dependent on its ability to support the Microsoft platform, including Windows NT. The Company believes that it will be particularly important to successfully develop and market a broader line of products for C++, Visual Basic, Java, and other application construction technologies in order to be successful in its efforts to reach broader markets and to further increase the value of its share in the aerospace/defense market segment. There is no assurance that the Company's efforts will be successful.

The Company is experiencing a period of aggressive product introductions that has placed, and may continue to place, a significant strain on its resources, including its personnel. Projects such as the expansion of the Company's C++ product line, additional product development and product introductions, or acquisitions of other technologies or companies, such as the recent acquisition of Objectory AB, when added to the day-to-day activities of the Company, will place a further strain on the Company's resources and personnel. The Company believes that the hiring and retaining of qualified individuals at all levels in the Company is essential to the Company's ability to manage growth successfully.

Historically, the Company has operated with little backlog because software products are generally shipped as orders are received. As a result, revenue in any quarter is substantially dependent on orders booked and shipped in that quarter.

Revenue is difficult to forecast due to the fact that the Company's sales cycle, from initial evaluation to purchase, varies substantially from customer to customer. Because the Company's staffing and operating expenses are based on anticipated revenue levels and because a high percentage of the Company's costs are fixed, small variations in the timing of the recognition of specific revenues could cause significant variations in operating results from quarter to quarter.

The Company's planned revenues for the remainder of fiscal 1997 include sales of new products that are scheduled to ship for the first time during fiscal 1997. Delay in the start of shipment of the Company's new products would have an adverse effect on the Company's gross profit and operating income. The Company attempts to make adequate allowances in its new product release schedules for both internal and beta-site testing of product performance. Because of the complexity of the Company's products, however, the release of new products may be postponed should test results indicate the need for substantial redesign and retesting or should the Company elect to add product enhancements in response to beta customer feedback. The Company's sales remain sensitive to its existing and prospective customers' budgeting practices, to the continuing Department of Defense support of the Ada programming language, and to potential cutbacks in defense spending in response to economic conditions.

The growth in revenues and operating income (exclusive of nonrecurring operating and merger-related expenses) experienced by the Company in recent quarters is not necessarily indicative of future results and period-to-period comparisons of its financial results should not be relied upon as an indication of future performance. Fluctuations in operating results may also result in volatility in the price of the Company's common stock.

The Company currently distributes its products primarily through field sales personnel teamed with highly trained technical consulting and support personnel. The Company believes that a high level of technical consulting, training, and customer support is essential to maintaining its competitive position, and it has found that the ability to deliver a high level of technical consulting, training, and customer support is an important selling point with respect to its products. While complementary to the Company's products, services have historically yielded lower margins for the Company than its products business. To the extent that services constitute a higher proportion of total revenues in the future, the Company's margins will be adversely affected.

Future acquisitions by the Company may result in the diversion of management's attention from day-to-day operations of the Company's business and may include numerous other risks, including difficulties in the integration of the operations, products, and personnel of the acquired companies. Although there are currently no commitments with respect to any particular acquisition, Company management frequently evaluates the strategic opportunities available to it and may in the near-term or long-term future pursue acquisitions of products, technologies, or businesses.

The Company is dependent upon the efforts and abilities of a number of key management, sales, product development, support, and technical personnel. The success of the Company depends to a large extent upon its ability to retain and continue to attract key employees. The rate at which the Company can attract and retain highly trained technical personnel that are integral to its direct sales teams may limit the rate at which the Company can increase sales.

International sales currently account for approximately one third of the Company's revenues, and the Company expects that international sales will continue to account for a significant portion of revenues in future periods. International sales are subject to inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax consequences, price controls or other restrictions on foreign currency, and difficulties in obtaining export and import licenses. Any material adverse effect on the Company's international business would be likely to materially and adversely affect the Company's business, operating results, and financial condition as a whole. The Company's international sales are generally denominated in foreign currencies. The Company attempts to limit its exposure to fluctuations in foreign currencies from time to time by utilizing a hedging strategy. Gains and losses on the conversion of foreign payments into U.S. dollars may contribute to fluctuations in the Company's results of operations. Although the Company has not experienced any material adverse impact to date from the fluctuations in foreign currencies, there can be no assurance that the Company will not experience a material adverse impact on its financial condition and results of operations from fluctuations in foreign currencies in the future.

The Company regards its software as proprietary and attempts to protect it with a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements, and other methods of protection. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of the Company's products or reverse engineer or obtain and use information the Company regards as proprietary. The Company's software products are generally licensed to end users on a "right to use" basis pursuant to a perpetual license. Certain license provisions protecting against unauthorized use, copying, transfer, and disclosure of the licensed program may be unenforceable under the laws of certain jurisdictions and foreign countries.

Substantially all of the Company's common stock outstanding is freely tradable. Sales of substantial amounts of common stock in the public market could adversely affect the prevailing market price of the common stock.

                          PART II -- OTHER INFORMATION

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibit 11.1:  Statement of Computation of Net Income per Common Share

(b)    Exhibit 27:  Financial Data Schedule

(c)    Reports on  Form 8-K:  None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RATIONAL SOFTWARE CORPORATION



                                    by: s/s Robert T. Bond
                                        ----------------------------------------
                                        Robert T. Bond
                                        Senior Vice President
                                        Chief Operating Officer,
                                        Chief Financial Officer and Secretary



                                                                 August 14, 1996

                                  Exhibit 11.1
             Statement of Computation of Net Income Per Common Share

   (In thousands, except per share              Three Months Ended
              amounts )                               June 30,
                                            ----------------------------
                                             1996                 1995
                                            -------              -------
Primary:
     Weighted average
           shares outstanding                16,907               13,300
     Dilutive stock options                   1,558                  968
                                            -------              -------
               Total                         18,465               14,268
                                            =======              =======
Fully diluted:
     Weighted average
          shares outstanding                 16,907               13,300
     Dilutive stock options                   1,559                1,096
                                            =======              =======
               Total                         18,466               14,396
                                            =======              =======

Net income                                  $ 4,164              $ 1,266

Income per common share

                Primary:                    $   .23              $   .09
                Fully diluted:              $   .23              $   .09