Form 10-Q
period 1996-09-30
RATIONAL SOFTWARE CORP
filed 1996-11-14
CIK 722056

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               FOR THE QUARTERLY PERIOD ENDING SEPTEMBER 30, 1996

                                       or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

           COMMON STOCK, PAR VALUE                       40,159,798
               $.01 PER SHARE
                   (Class)                  (Shares outstanding on October 31,
                                                           1996)

CONTENTS                                                                   PAGE



PART I -- FINANCIAL INFORMATION


Item 1 --   Consolidated Financial Statements:

            Condensed Consolidated Balance Sheets.........................  3

            Condensed Consolidated Statements of Income...................  5

            Condensed Consolidated Statements of Cash Flows...............  6

            Notes to Condensed Consolidated Financial Statements..........  7

Item 2 --   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.....................................  9


PART II -- OTHER INFORMATION

Item 1  -- Legal Proceedings.............................................  19

Item 4  -- Matters Submitted to a Vote of Security Holders...............  19

Item 6  -- Exhibits and Reports on Form 8-K..............................  19

SIGNATURE  ..............................................................  20

                         RATIONAL SOFTWARE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



ASSETS

                                                      September 30,     March 31,
                                                          1996            1996
                                                        --------        --------
                                                      (Unaudited)
Cash and cash equivalents                               $ 48,305        $ 43,934
Short-term investments                                     6,763           8,711
Accounts receivable, net                                  25,524          23,408
Prepaid expenses and other assets                          2,366           2,074
                                                        --------        --------

          Total current assets                            82,958          78,127

Property and equipment, at cost:

     Computer, office and manufacturing equipment         25,152          22,779
     Office furniture                                      1,891           2,109
     Leasehold improvements                                1,221           1,209
                                                        --------        --------
                                                          28,264          26,097
Accumulated depreciation and amortization                (21,926)        (20,715)
                                                        --------        --------

          Property and equipment, net                      6,338           5,382

Other assets, net                                          1,861           2,165
                                                        --------        --------

Total assets                                            $ 91,157        $ 85,674
                                                        ========        ========

                                                          See accompanying notes

                         RATIONAL SOFTWARE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                September 30,     March 31,
                                                                   1996             1996
                                                                 ---------        ---------
                                                                (Unaudited)
Accounts payable                                                 $   2,366        $   2,983
Accrued employee benefits                                            6,866            8,476
Other accrued expenses                                               5,415            4,285
Accrued merger and restructuring expenses, current portion             537              575
Deferred revenue                                                    10,810           15,606
Current portion of long-term debt and lease obligations                 31              654
                                                                 ---------        ---------

          Total current liabilities                                 26,025           32,579

Accrued rent                                                           594              880
Accrued merger and restructuring expenses, long-term                 1,062            1,309
                                                                 ---------        ---------

          Total liabilities                                         27,681           34,768
                                                                 ---------        ---------

Stockholders' equity:
     Common stock, $.01 par value, 75,000,000
        shares authorized                                              348              336
     Additional paid-in capital                                    117,583          113,771
     Treasury stock                                                 (1,340)          (1,340)
     Accumulated deficit                                           (52,999)         (61,995)
     Cumulative translation adjustment                                (116)             134
                                                                 ---------        ---------

          Total stockholders' equity                                63,476           50,906
                                                                 ---------        ---------

Total liabilities and stockholders' equity                       $  91,157        $  85,674
                                                                 =========        =========

                                                          See accompanying notes

                         RATIONAL SOFTWARE CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNAUDITED)



                                                   Three Months Ended            Six Months Ended
                                                     September 30,                September 30,
                                                 ---------------------       ---------------------
                                                  1996          1995          1996           1995
                                                 -------       -------       -------       -------
Net product revenue                              $17,871       $13,815       $35,171       $25,269
Consulting and support revenue                    10,745         7,827        20,906        16,130
                                                 -------       -------       -------       -------

          Total revenue                           28,616        21,642        56,077        41,399

Cost of product revenue                            2,081         1,879         3,906         3,129
Cost of consulting and support revenue             5,433         4,165        10,932         8,928
                                                 -------       -------       -------       -------

          Total cost of revenue                    7,514         6,044        14,838        12,057
                                                 -------       -------       -------       -------
          Gross margin                            21,102        15,598        41,239        29,342

Research and development expenses                  4,460         3,285         8,955         6,456
Sales and marketing expenses                       9,005         8,417        17,882        16,083
General and administrative expenses                2,638         2,066         5,037         3,777
                                                 -------       -------       -------       -------

          Total operating expenses                16,103        13,768        31,874        26,316
                                                 -------       -------       -------       -------
          Operating income                         4,999         1,830         9,365         3,026

Other income, net                                    686           446         1,219           626
                                                 -------       -------       -------       -------

     Income before income taxes                    5,685         2,276        10,584         3,652

Provision for income taxes                           853           182         1,588           292
                                                 -------       -------       -------       -------

Net income                                       $ 4,832       $ 2,094       $ 8,996       $ 3,360
                                                 =======       =======       =======       =======

Net income per common share                      $  0.13       $  0.06       $  0.24       $  0.11


Shares used in computing per share amounts        37,182        33,206        37,056        30,872

                                                         See accompanying notes

                         RATIONAL SOFTWARE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)



                                                                        Six Months Ended
                                                                         September 30,
                                                                    ------------------------
                                                                      1996            1995
                                                                    --------        --------
Cash flows from operating activities:
     Net income                                                     $  8,996        $  3,360
     Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization                                1,958           1,986
          Compensation expense for stock option grants                    72               0
          (Increase) decrease in assets:
               Accounts receivable                                    (2,116)         (3,898)
               Prepaids and other, net                                  (292)           (566)
               Other assets                                                0              (5)
          Increase (decrease) in liabilities:
               Accounts payable                                         (617)           (241)
               Accrued employee benefits                              (1,610)           (819)
               Deferred revenue                                       (4,796)           (318)
               Accrued expenses                                          594          (1,364)
               Accrued merger and restructuring expenses                (285)           (399)
                                                                    --------        --------
          Net cash provided by (used in) operating activities          1,904          (2,264)

Cash flows from investing activities:
     Purchase of investments                                          (6,316)         (2,479)
     Sale of investments                                               8,264           3,459
     Capital expenditures                                             (2,610)         (1,130)
                                                                    --------        --------
          Net cash used in investing activities                         (662)           (150)

Cash flows from financing activities:
     Principal payments under debt and lease obligations                (623)         (1,240)
     Proceeds from issuance of common stock                            3,752          31,392
                                                                    --------        --------
          Net cash provided by financing activities                    3,129          30,152
                                                                    --------        --------

Net increase (decrease) in cash and cash equivalents                   4,371          27,738
Cash and cash equivalents at beginning of period                      43,934           9,440
                                                                    --------        --------
Cash and cash equivalents at end of period                          $ 48,305        $ 37,178
                                                                    ========        ========

                                                         See accompanying notes.

                          RATIONAL SOFTWARE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION -- The consolidated financial information included herein has been prepared without audit in accordance with the Company's accounting policies, as described in its latest annual report filed with the Securities and Exchange Commission on Form 10-K. In the opinion of management, all adjustments, which consist only of normal recurring adjustments necessary for a fair presentation of the Company's financial position, statements of income, and cash flows for the interim periods presented have been made. As permitted by Form 10-Q, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted where such disclosure would substantially duplicate previous disclosures. Operating results for the period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997.

2. ACCOUNTS RECEIVABLE -- Accounts receivable were reduced by an allowance for doubtful accounts of $1,046,000 at September 30, 1996 and $1,042,000 at March 31, 1996, respectively.

3. NET INCOME PER COMMON SHARE -- Net income per share has been computed by dividing the net income by the weighted average numbers of common and dilutive common equivalent shares outstanding during the period. Common stock equivalents consist of stock options using the treasury stock method.

4. CONTINGENCY -- On December 1, 1995, Interactive Development Environments ("IDE") filed an action against the Company in the San Francisco County Superior Court seeking monetary damages in excess of $3 million and other relief for the Company's alleged breach of an alleged contract, misrepresentation and related claims based on the Company's preliminary, non-binding merger discussions in 1995 with IDE. In March 1996, the court sustained the Company's demurrer to IDE's claim for specific performance of the alleged contract between the parties. In October 1996, IDE amended its complaint to add a claim for "Fraud--Non-Disclosure," in which it alleges that the Company was obligated to tell IDE of the Company's acquisition discussions regarding Objectory AB, and to lower the amount of damages claimed to $2 million. Trial on IDE's remaining claims is set for January 1997, although the parties have signed a stipulation extending the trial date to March 1997 and the Company anticipates the Court will so order. The Company believes IDE's complaints are without merit and intends to defend the case vigorously, although the Company makes no assurance that the Company will be successful in defending the action. There are no other material pending legal proceedings to which the Company is a party or to which any of the Company's property is subject.


5. STOCKHOLDERS' EQUITY -- On July 23, 1996, the Company's Board of Directors approved a two-for-one stock split payable in the form of a stock dividend to stockholders of record as of August 27, 1996. All shares and per share information have been adjusted to reflect this change. On August 27, 1996 the stockholders approved an increase in the authorized number of shares of

5. STOCKHOLDERS' EQUITY -- (continued) common stock from 25,000,000 to 75,000,000. On September 10, 1996, the stock dividend was distributed to stockholders.

6. SUBSEQUENT EVENTS -- On October 2, 1996, the Company purchased the Visual Test product from Microsoft Corporation. The purchase price consisted of a single $23,000,000 cash payment, which will be allocated to the fair value of the assets acquired, including in-process research and development. The Company's earnings for the quarter ended December 31, 1996 will be reduced by an expected charge to operations for acquired in-process research and development expense of approximately $15,000,000 to $19,000,000.

         During October 1996, the Company sold 5,188,094 shares of common stock in a public offering. Net proceeds from the sales were approximately $186,000,000 after deducting underwriting discounts, commissions and other related expenses. The Company is contractually obligated to reimburse certain of its stockholders for the underwriting discount applicable to the shares of common stock sold by them, as well as certain fees and expenses of such stockholders' legal counsel incurred in connection with the public offering. This reimbursement will result in a reduction in earnings by a charge of approximately $1,300,000.

         On November 12, 1996, the Company and SQA, Inc. jointly announced a definitive merger agreement to create a worldwide company providing a comprehensive solution for component-based software development. Under the terms of the merger agreement, all outstanding shares of SQA common stock will be exchanged for shares of the Company on the basis of 0.86 shares of the Company for each share of SQA. The transaction is expected to be accounted for as a pooling of interests and to qualify as a tax-free reorganization. The Company expects to recognize a one-time charge related to certain merger costs and related expenses in the fourth quarter of its fiscal 1997. Completion of the transaction is subject to customary conditions, including approval by the stockholders of the Company and SQA and HSR review. The merger is expected to close in the fourth quarter of fiscal 1997.

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

COMPARATIVE ANALYSIS OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1996

Total revenue increased 32% and 35%, respectively, for the three- and six-month periods ended September 30, 1996 from the comparable prior year periods. The Company's revenue is derived from product license fees and charges for services including training, consulting, and customer support.

Net product revenue increased by 29% and by 39% for the three- and six-month periods ended September 30, 1996, respectively, from the comparable prior year periods. The increase in net product revenue for the three-month period was due to continued strong customer acceptance of the Company's object modeling tools (the Rational Rose family), while year-to-date product revenue was also positively impacted by the introduction of new versions of the Company's Rational Apex product for C/C++ application construction.

Consulting and support revenue increased 37% and 30% , respectively, in the fiscal 1997 three- and six-month periods versus the same fiscal 1996 periods. These increases reflected higher demand for the Company's consulting expertise in object modeling and advanced software development practices, and, to a lesser extent, increased training and customer support revenues.

Cost of product revenue consists principally of materials, packaging and freight, and royalties. Cost of product revenue increased 11% and 25% for the three- and six-month periods of fiscal 1997 compared to the corresponding periods of fiscal 1996. These costs represented 12% and 11% of total product revenue for the three- and six-month periods of fiscal 1997 compared to 14% and 12% for the corresponding periods of fiscal 1996. The decrease in product cost as a percentage of product revenue was due mainly to lower royalty expense resulting from a decrease in third party product sales.

Cost of consulting and support revenue consists principally of personnel costs for training, consulting and customer support. Cost of consulting and support increased 30% and 22% for the three- and six-month periods of fiscal 1997 compared to the corresponding periods of fiscal 1996. These costs represented 51% and 52% of total consulting and support revenue for the three- and six-month periods of fiscal 1997 compared to 53% and 55% for the corresponding periods of fiscal 1996. The decrease in cost as a percentage is primarily due to more efficient management of the Company's consulting resources, combined with the impact of an underlying relatively fixed support cost base being spread over increased revenues.

Total expenditures for research and development increased 36% and 39% for the three- and six-month periods of fiscal 1997 compared to the corresponding periods of fiscal 1996. Research and development costs represented 16% of total revenue for the three- and six-month periods of fiscal 1997 compared to 15% and 16% for the corresponding periods of fiscal 1996. This increase is attributable to the cost of additional personnel and related costs incurred in maintaining existing products and developing new product releases.

Sales and marketing expenses increased 7% and 11% for the three- and six-month periods of fiscal 1997 compared to the corresponding periods of fiscal 1996. These expenses represented 31% and 32% of total revenue for the three- and six-month periods of fiscal 1997 compared to 39% for the corresponding periods of fiscal 1996. The fiscal 1997 increase in sales and marketing expenses reflect the additional personnel, commissions and related costs required in sales and marketing to expand the Company's sales channels, penetrate new markets and increase its market share in core markets.

General and administrative expense consists of personnel costs for administration, finance, information systems, human resources and general management, as well as legal and accounting expenses. General and administrative expense increased 28% and 33% for the three- and six-month periods of fiscal 1997 compared to the corresponding periods of fiscal 1996. General and administrative expenses represented 9% of total revenue for the three- and six-month periods of fiscal 1997 compared to 10% and 9% for the corresponding periods of fiscal 1996. The increased expense for the fiscal 1997 period resulted from increased employee-related expenses associated with staffing requirements needed to support the Company's expanding business and increased amortization of goodwill arising from the Objectory purchase.

Other income, net consists of interest income, interest expense, gains and losses on foreign currency transactions and miscellaneous items of income and expense. Other income has fluctuated as a result of operating results, the amount of cash available for investment in interest-bearing accounts and the extent of foreign currency transactions. Other income, net increased $240,000 and $593,000 and for the three- and six-month periods of fiscal 1997 compared to the corresponding periods of fiscal 1996. The increases are the result of earnings on the additional cash generated by operating activities as compared to the prior period as well as a full six months of interest income earned on cash generated from the Company's secondary public offering which was completed in June 1995, versus four months of interest income for the fiscal 1996 six-month period.

The provision for income taxes for the first three and six months of fiscal 1997 and 1996 is based on the estimated annual effective tax rate and includes current federal, state and foreign income taxes. The effective tax rates for fiscal 1997 and 1996 differ from the federal statutory rate, primarily as a result of the utilization of net operating loss carryforwards, offset by certain foreign and state taxes. The higher tax rate in fiscal 1997 is primarily attributable to higher state taxes due to utilization of remaining state net operating losses in 1996, as well as federal minimum tax.

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

LIQUIDITY AND CAPITAL RESOURCES AT SEPTEMBER 30, 1996

As of September 30, 1996, the Company had cash, cash equivalents and short-term investments of $55,068,000 and working capital of $56,933,000. Net cash provided by operating activities for the period ending September 30, 1996 was composed primarily of net income offset by an increase in accounts receivable and decreases in accrued employee benefits and deferred revenue.

On October 2, 1996, the Company purchased the Visual Test product from
Microsoft Corporation. The purchase price consisted of a single $23,000,000 cash payment, which will be allocated to the fair value of the assets acquired, including in-process research and development estimated at $15,000,000 to $19,000,000.

During October 1996, the Company sold 5,188,094 shares of common stock in a public offering. Net proceeds from the sales were approximately $186,000,000 after deducting underwriting discounts, commissions and other related expenses. The proceeds to the Company from the offering will be used for working capital and general corporate purposes.

The Company believes that expected cash flow from operations combined with existing cash and cash equivalents and short-term investments will be sufficient to meet its cash requirements for the foreseeable future.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Dependence Upon Market Growth and Development of Industry Standards. The Company's product lines are designed for use in visual modeling of business processes, in the development of software systems and in the day-to-day development of software by teams of developers. The Company's future growth and financial performance will depend in part upon continued growth in the market for tools supporting component-based development. There can be no assurance that the market will continue to grow or that the Company will be able to respond effectively to the evolving requirements of the market. In addition, the Company's future growth and financial performance may depend upon the development of industry standards that facilitate the adoption of component-based development, as well as the Company's ability to play a leading role in the establishment of those standards. The Company believes that the Unified Modeling Language developed at Rational has become the de facto standard language for visual modeling and intends to submit an application to the Object Management Group ("OMG"), an industry consortium, for inclusion of the UML in their Object Analysis and Design Facility specification. Competing standards, including some that support the UML as well as other notations, also are expected to be submitted to the OMG. The official sanction of a competing standard by the OMG could have a material adverse effect on Rational's marketing and sales efforts and, in turn, on revenues and operating results.

     The number of software developers using component-based development technology is relatively small compared to the number of developers using more traditional software development technology. The adoption of component-based development technology by software programmers who have traditionally used other technology requires re-orientation to significantly different programming methods, and there can be no assurance that the acceptance of component-based development technology will expand beyond sophisticated programmers who are early adopters of the technology. Furthermore, there can be no assurance that potential customers will be willing to make the investment required to retrain programmers to build software using component-based development technology rather than traditional programming techniques. Many of the Company's customers have purchased only small quantities of the Company's tools, and there can be no assurance that these or new customers will broadly implement component-based development technology or purchase additional tools.

     Expansion of Product Lines. The Company believes that its continued success will depend in part upon its ability to provide a tightly integrated line of software application development tools that support software development for a number of implementation languages. This will require the Company to enhance its current products and to continue to develop and introduce new products. The Company also believes its continued success will become increasingly dependent on its ability to support the Microsoft platform, including Windows 95 and Windows NT. The Company believes that it will be particularly important to successfully develop and market a broader line of products for C++, Visual Basic, Java and other implementation languages in order to be successful in its efforts to reach broader markets and to further increase its market share within its existing market segments. There can be no assurance that the Company will be able to successfully develop and market such a broad line of products or that the Company will not encounter unexpected difficulties and delays in integrating new products with existing product lines.

     Fluctuations in Operating Results. The Company's revenue is difficult to forecast due to the fact that the Company's sales cycle, from initial evaluation to purchase, varies substantially from customer to customer. The Company typically has operated with little backlog because software products are generally shipped as orders are received. As a result, revenue in any quarter is substantially dependent on orders booked and shipped in that quarter. Because the Company's staffing and operating expenses are based on anticipated revenue levels, and a high percentage of the Company's costs are fixed, small variations in the timing of the recognition of specific revenues could cause significant variations in operating results from quarter to quarter. Historically, the Company has earned a substantial portion of its revenues in the last weeks of the quarter. To the extent this trend continues, the failure to achieve such revenues in the last weeks of any given quarter will have a material adverse effect on the Company's financial results for that quarter. Although the Company has experienced increasing revenues in each of the past nine quarters, the Company's sales compensation structure has historically resulted in revenues for the first quarter of a fiscal year being lower than revenues for the fourth quarter of the prior fiscal year. There can be no assurance that similar fluctuations will not occur again in the future.

     The Company's earnings for the quarter ending December 31, 1996 will be reduced by charges and operating expenses associated with the acquisition of the Visual Test product, including an expected acquired in-process research and development charge to operations of between $15 million and $19 million, as well as increased marketing expenditures related to the promotion of the Visual Test product. The Company expects to incur an additional expense of approximately $1,300,000 in the quarter ending December 31, 1996 in connection with its contractual commitment to reimburse the Selling Stockholders for the underwriting discount applicable to the 684,631 shares of Common Stock being sold by them, as well as certain fees and expenses of the Selling Stockholders' legal counsel incurred in connection with the offering made by this Prospectus. As a result of these factors, the Company will incur a significant net loss for the quarter ending December 31, 1996, and may incur a net loss for fiscal 1997.

     The growth in revenues and operating income (exclusive of nonrecurring operating, restructuring and merger-related expenses) experienced by the Company in recent quarters is not necessarily indicative of future results and period-to-period comparisons of its financial results should not be relied upon as an indication of future performance. Fluctuations in operating results may also result in volatility in the price of the Company's Common Stock. See
"-- Possible Volatility of Stock Price."

     Dependence Upon Revenues From New Products. The Company plans to introduce new products during fiscal 1997. Delay in the start of shipment of the Company's new products would have an adverse effect on the Company's revenues, gross profit and operating income. As a result of the Company's business alliance with Microsoft, certain of the Company's new product releases are expected to be tightly integrated with new releases of certain Microsoft products. To the extent that scheduled Microsoft product releases are delayed, there could be a material adverse effect on the Company's revenues from new products. The Company attempts to make adequate allowances in its new product release schedules for both internal and beta-site testing of product performance. Because of the complexity of the Company's products, however, the release of new products may be postponed should test results indicate the need for redesign and retesting, or should the Company elect to add product enhancements in response to beta customer feedback. The Company's sales remain sensitive to its existing and prospective customers' budgeting practices and to potential cutbacks in defense spending.

     Business Alliance with Microsoft. On October 2, 1996, Rational and Microsoft announced the formation of a business alliance which will consist of Rational's acquisition of Microsoft's Visual Test product, technology cross-licensing, joint development projects and joint marketing programs. While the Company believes that Microsoft's current strategy in relation to the enterprise information systems market is based on component-based development, there can be no assurance that this strategy will continue or that, if it does continue, Microsoft's emphasis or priorities will not change in the future, resulting in less attention and fewer resources being devoted to Microsoft's relationship with Rational. Although certain aspects of the business alliance are contractual in nature, many important aspects of the relationship depend on the continued cooperation of the two companies, and there can be no assurance that the Company and Microsoft will be able to work together successfully over an extended period of time. In addition, there can be no assurance that Microsoft will not use the information it gains in its relationship with Rational to develop or market competing products. See "Business -- Business Alliance with Microsoft."

     Acquisition of the Visual Test Product. The Company acquired the Visual Test product from Microsoft on October 2, 1996. There can be no assurance that Rational will be able to successfully incorporate Visual Test into its integrated family of products, or that it will be able to achieve significant sales of the Visual Test product. Many potential customers for Visual Test differ from the Company's historical customer base in terms of component-based software development expertise, purchasing processes, financial resources and expectations regarding software-engineering tools. There can be no assurance that the Company will not encounter unanticipated concerns of Visual Test customers that are different from the concerns of the Company's traditional customers, or that the Company will have the infrastructure and experience necessary to adequately respond to the volume and type of such concerns.

     Rational has granted Microsoft a non-exclusive, perpetual license to the Visual Test product source code for the purpose of creating derivative works and for the purpose of distributing portions of the Visual Test product and derivative works as part of Microsoft products that do not directly compete with the Visual Test product in the market for software testing tools. There can be no assurance that Microsoft will not use such rights to create and distribute products that compete with Rational in other segments of the component-based development tools market. Rational has also granted Microsoft a five-year option to obtain a license to incorporate certain elements of Visual Test technology into Microsoft development tool products, including Visual Basic, Visual C++ and Visual J++. Should Microsoft exercise such right, sales of the Visual Test product by Rational could be materially and adversely impacted.
See "-- Fluctuations in Operating Results," "Business -- Products and
Services -- Visual Test: Software Testing Automation Tools" and "-- Business Alliance with Microsoft."

     Licensing of Rose Technology to Microsoft. Microsoft and Rational have entered into a two-year agreement providing for the inclusion of a subset of the Rational Rose visual modeling technology in future versions of Microsoft's enterprise-oriented visual tools. The Company's objective in entering into this arrangement is to expose the Company's technology to a broader market than Rational's historical customer base, and is not to generate direct product revenue from Microsoft. The Company expects that changes in the Company's pricing models and combinations of features within product lines will be required to appeal to this market, and there can be no assurance that such changes will achieve market acceptance. Rational does not expect the licensing of its Rose technology to Microsoft to directly result in a material increase in product revenue. In addition, there can be no assurance that developers introduced to the Rose technology incorporated into Microsoft products will become purchasers of Rational products in the future. Rational has granted Microsoft the option to obtain a perpetual, non-exclusive right to source code for certain aspects of Rational's Rose technology after the expiration of the agreement. While Rational believes that Microsoft's and Rational's strategies currently are complementary, there can be no assurance that Microsoft will not use this right to develop and market competing products in the future. See "Business -- Business Alliance with Microsoft."

     Adverse Impact of Promotional Product Versions on Actual Product
Sales. The Company's marketing strategy relies in part on making elements of its technology available for no charge or at a very low price, either directly or by incorporating such elements into products offered by the Company's partners, such as Microsoft. This strategy is designed to expose the Company's products to a broader market than its historical customer base, and to encourage potential customers in that market to purchase an upgrade or other higher-priced product from the Company. There can be no assurance that the Company will be able to introduce enhancements to its full-price products or versions of its products with intermediate functionality at a rate necessary to adequately differentiate them from the promotional versions, particularly in cases where the Company's partners are distributing versions of the Company's products with other desirable features.

     Management of Growth. The Company is experiencing a period of rapid growth and aggressive product introductions that have placed, and may continue to place, a significant strain on its resources, including its personnel. Projects such as the expansion of the Company's product lines, efforts to address broader markets and to expand distribution channels, acquisitions of companies or technologies such as the recent acquisitions of Objectory AB and the Visual Test product, and business alliances such as the recent arrangement with Microsoft, when added to the day-to-day activities of the Company, will place a further strain on the Company's resources and personnel. The Company believes that the hiring and retaining of qualified individuals at all levels in the Company is essential to the Company's ability to manage growth successfully, and there can be no assurance that the Company will be successful in attracting and retaining the necessary personnel. If Company management is unable to effectively manage growth, the Company's business, competitive position, results of operations and financial condition will be materially and adversely affected.

     Risks Associated With Recent and Future Acquisitions. During the past three years the Company has made a number of strategic acquisitions. Acquisitions by the Company may result in the diversion of management's attention from the day-to-day operations of the Company's business and may include numerous other risks, including difficulties in the integration of operations, products and personnel. To the extent that efforts to integrate recent and future acquisitions fail, there could be a material adverse effect on results of operations. Acquisitions by the Company have the potential to result in dilutive issuances of equity securities, the incurrence of additional debt, and amortization expenses related to goodwill and other intangible assets. While there are currently no commitments with respect to any particular future acquisitions, Company management frequently evaluates the strategic opportunities available to it and may in the near-term or long-term future pursue acquisitions of complementary products, technologies or businesses.

     Dependence on Strategic Relationships. The Company's development, marketing and distribution strategies rely increasingly on the Company's ability to form long-term strategic relationships with major software and hardware vendors, many of whom are substantially larger than the Company. Divergence in strategy between the Company and any given partner, or a change in focus by a given partner, may interfere with the Company's ability to develop, market, sell or support its products. See "-- Business Alliance with Microsoft."

     Rapid Technological Change. The market for software development tools is characterized by rapid technological advances, changes in customer requirements and frequent new product introductions and enhancements. The Company must respond rapidly to developments related to hardware platforms, operating systems and applicable programming languages. Such developments will require the Company to make substantial product development investments. Any failure by the Company to anticipate or respond adequately to technology developments and customer requirements, or any significant delays in product development or introduction, could result in a loss of competitiveness or revenue. In addition, there can be no assurance that new products or product enhancements intended to respond to technological change or evolving customer requirements will achieve market acceptance.

     Risk of Software Defects. Software products like those sold by the Company often contain undetected errors, or "bugs," or performance problems. Such defects are most frequently found during the period immediately following introduction of new products or enhancements to existing products. Despite extensive product testing prior to introduction, the Company's products have in the past contained software errors that were discovered after commercial introduction. There can be no assurance that errors or performance problems will not be discovered in the future. Any future software defects discovered after shipment of the Company's products could result in loss of revenues or delays in market acceptance, which could have a material adverse effect on the Company's business, operating results or financial condition.

     Competition. The software engineering tools market is extremely competitive and rapidly changing. The Company believes that the increased level of competition it observed in fiscal 1996 and the first half of fiscal 1997 will continue to increase. The Company competes primarily on the bases of corporate and product reputation, breadth of its integrated product line, product architecture, functionality and features, product quality, performance, ease-of-use, quality of support, availability of technical consulting services and price. The Company faces intense competition for each product within its product line. Because individual product sales are often the first step in a broader customer relationship, the Company's success depends in part upon its ability to successfully compete with numerous competitors at each point within its product line. Certain of the Company's competitors are more experienced than the Company in the development of software-engineering tools, databases or software-development products. Some of the Company's competitors have, and new competitors may have larger technical staffs, more established distribution channels and greater financial resources than the Company. The Company also encounters substantial competition from in-house developers of solutions for large organizations. There can be no assurance that either existing or new competitors will not develop products that are superior to the Company's products or that achieve greater market acceptance. The Company's future success will depend in large part upon its ability to increase its share of its target markets and to license additional products and product enhancements to existing customers. There can be no assurance that future competition will not have a material adverse effect on the Company's results of operations. See "Business -- Competition."

     Dependence on Sales Force and Other Channels of Distribution. The Company currently distributes its products primarily through field sales personnel teamed with highly trained technical support personnel. The Company believes that a high level of technical consulting, training and customer support is essential to maintaining its competitive position, and has found that the ability to deliver a high level of technical consulting, training and customer support is an important selling point with respect to its products. While complementary to the Company's products, the services provided by these personnel have historically yielded lower margins for the Company than its product business. To the extent that these services constitute a higher proportion of total revenues in the future, the Company's margins will be adversely affected. The Company has also developed other direct and indirect sales channels, including telesales, the World Wide Web, and partnering with external service providers and VARs. There can be no assurance that such channels will be successful in increasing sales of the Company's products or in reducing the Company's sales costs on a percentage basis.

     Dependence on Key Personnel. The Company is dependent upon the efforts and abilities of a number of key management, sales, product development, support and technical personnel. The success of the Company depends to a large extent upon its ability to retain and continue to attract key employees. The rate at which the Company can attract and retain the highly trained technical personnel that are integral to its direct sales teams may limit the rate at which the Company can increase sales. Competition for qualified personnel in the software industry is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. See "Business -- Employees" and "Management -- Directors and Executive Officers."

     Risks Associated with International Operations. International sales accounted for approximately 31%, 34% and 36% of the Company's revenues in fiscal 1994, 1995 and 1996, respectively, and the Company expects that international sales will continue to account for a significant portion of the Company's revenues in future periods. In addition, the Company expects that the majority of Visual Test product sales will come from outside the United States. International sales are subject to inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax consequences, price controls or other restrictions on foreign currency and difficulties in obtaining export and import licenses. Any material adverse effect on the Company's international business would be likely to materially and adversely affect the Company's business, operating results and financial condition as a whole. The Company's international sales are generally denominated in foreign currencies. Gains and losses on the conversion of foreign payments into U.S. dollars may contribute to fluctuations in the Company's results of operations. Although the Company has not experienced any material adverse impact to date from fluctuations in foreign currencies, there can be no assurance that the Company will not experience a material adverse impact on its financial condition and results of operations from fluctuations in foreign currencies in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Limited Protection of Intellectual Property and Proprietary Rights. The Company regards its software as proprietary and attempts to protect it with a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and other methods of protection. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of the Company's products or reverse engineer or obtain and use information the Company regards as proprietary. The Company's software products are generally licensed to end-users on a "right to use" basis pursuant to a perpetual license. The Company licenses its products primarily under "shrink-wrap" licenses (i.e., licenses included as part of the product packaging). Shrink-wrap licenses are not negotiated with or signed by individual licensees, and purport to take effect upon the opening of the product package. Certain license provisions protecting against unauthorized use, copying, transfer and disclosure of the licensed program may be unenforceable under the laws of certain jurisdictions and foreign countries. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. There can be no assurance that these protections will be adequate. To the extent that the Company increases its international activities, it expects that its exposure to unauthorized copying and use of its products and proprietary information will increase.

     The status of United States patent protection in the software industry is not well defined and will evolve as the United States Patent and Trademark Office grants additional patents. Because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which would relate to the Company's products. There can be no assurance that third parties will not assert infringement claims against the Company in the future or that such claims will not be successful. The Company could incur substantial costs in defending itself and its customers against any such claims. Parties making such claims may be able to obtain injunctive or other equitable relief that could effectively block the Company's ability to sell its products in the United States and abroad, and could result in an award of substantial damages. In the event of a claim of infringement, the Company and its customers may be required to obtain one or more licenses from third parties. There can be no assurance that the Company or its customers could obtain necessary licenses from third parties at a reasonable cost or at all. Defense of any lawsuit or failure to obtain any such required license would have a material adverse effect on the Company's results of operations. See
"Business -- Intellectual Property."

     Possible Volatility of Stock Price. The market price of the Company's Common Stock has been, and is likely to continue to be, volatile. Factors such as new product announcements or changes in product pricing policies by the Company or its competitors, quarterly fluctuations in the Company's operating results, announcements of technical innovations, announcements relating to strategic relationships or acquisitions, changes in earnings estimates by analysts and general conditions in the component-based software development market, among other factors, may have a significant impact on the market price of the Company's Common Stock. Should the Company fail to introduce products on the schedule expected, the Company's stock price could be adversely affected. In addition, in recent years the stock market in general, and the shares of technology companies in particular, have experienced extreme price fluctuations. This volatility has had a substantial effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. See "-- Fluctuations in Operating Results" and "-- Dependence Upon Revenues From New Products."

     Shares Eligible for Future Sale. Other than approximately 1,000,000 shares subject to a lock-up expiring 90 days after effectiveness of the offering made hereby and certain shares of affiliates subject to volume limitations on resale, substantially all of the shares of the Company's Common Stock outstanding following this offering will be freely tradeable. Sales of substantial amounts of Common Stock in the public market after this offering could adversely affect the prevailing market price of the Common Stock.

                          PART II -- OTHER INFORMATION


ITEM 1 -- LEGAL PROCEEDINGS

On December 1, 1995, Interactive Development Environments ("IDE") filed an action against the Company in the San Francisco County Superior Court seeking monetary damages in excess of $3 million and other relief for the Company's alleged breach of an alleged contract, misrepresentation and related claims based on the Company's preliminary, non-binding merger discussions in 1995 with IDE. In March 1996, the court sustained the Company's demurrer to IDE's claim for specific performance of the alleged contract between the parties. In October 1996, IDE amended its complaint to add a claim for "Fraud -- Non-Disclosure," in which it alleges that the Company was obligated to tell IDE of the Company's acquisition discussions regarding Objectory AB, and to lower the amount of damages claimed to $2 million. Trial on IDE's remaining claims is set for January 1997, although the parties have signed a stipulation extending the trial date to March 1997 and the Company anticipates the Court will so order. The Company believes IDE's complaints are without merit and intends to defend the case vigorously, although the Company makes no assurance that the Company will be successful in defending the action. There are no other material pending legal proceedings to which the Company is a party or to which any of the Company's property is subject.

ITEM 4 -- MATTERS SUBMITTED TO A VOTE OF SECURITY HOLDERS

Matters submitted to a vote of security holders are incorporated herein by reference to the Company's Form 8-K filed on October 2, 1996.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibit 11.1:  Statement of Computation of Net Income per Common Share

(b)    Exhibit 27:  Financial Data Schedule

(c)    Reports on  Form 8-K:

On October 2, 1996, the Company filed Form 8-K regarding the outcome of the Company's annual meeting of stockholders held on August 27, 1996.

On October 2, 1996, the Company filed Form 8-K regarding two agreements entered into between the Company and Microsoft Corporation, an Agreement for Purchase and Sale of Assets and a Development and License Agreement.

On October 16, 1996, the Company filed Form 8-K/A, which was amendment number 1 to the Company's Form 8-K Current Report filed October 2, 1996 regarding two agreements entered into between the Company and Microsoft Corporation.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     RATIONAL SOFTWARE CORPORATION



                                     by:   /s/ Robert T. Bond
                                           ------------------------------------
                                           Robert T. Bond
                                           Senior Vice President
                                           Chief Operating Officer,
                                           Chief Financial Officer and Secretary


                                                               November 14, 1996

                                 EXHIBIT INDEX


Exhibit                        Description
-------                        -----------

11.1             Statement of Computation of Net Income Per Common Share

27               Financial Data Schedule