Form 10-Q
period 1996-12-31
RATIONAL SOFTWARE CORP
filed 1997-02-14
CIK 722056

--------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996


                                       or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


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


                            Yes [x]             No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          COMMON STOCK, PAR VALUE                       40,254,005
             $.01 PER SHARE
                 (Class)                    (Shares outstanding on January 31,
                                                          1997)
-------------------------------------------------------------------------------

CONTENTS                                                                          PAGE
PART I -- FINANCIAL INFORMATION


Item 1 --  Consolidated Financial Statements:

           Condensed Consolidated Balance Sheets.................................    3

           Condensed Consolidated Statements of Operations.......................    5

           Condensed Consolidated Statements of Cash Flows.......................    6

           Notes to Condensed Consolidated Financial Statements..................    7

Item 2 --  Management's Discussion and Analysis of Financial Condition
           and Results of Operations ............................................    9


PART II -- OTHER INFORMATION

Item 1 --  Legal Proceedings.....................................................   19

Item 5 --  Other Information.....................................................   19

Item 6 --  Exhibits and Reports on Form 8-K......................................   19

SIGNATURE........................................................................   20

                         RATIONAL SOFTWARE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

ASSETS
------
                                                         December 31,        March 31,
                                                             1996              1996
                                                       ----------------    -------------
                                                         (Unaudited)

Cash and cash equivalents                                    $221,998      $ 43,934
Short-term investments                                          7,751         8,711
Accounts receivable, net                                       25,387        23,408
Prepaid expenses and other assets                               1,971         2,074
                                                       ----------------    -------------

          Total current assets                                257,107        78,127

Property and equipment, at cost:

     Computer, office and manufacturing equipment              23,977        22,779
     Office furniture                                           1,981         2,109
     Leasehold improvements                                     1,264         1,209
                                                       ----------------    -------------
                                                               27,222        26,097
Accumulated depreciation and amortization                     (20,737)      (20,715)
                                                       ----------------    -------------

          Property and equipment, net                           6,485         5,382

Other assets, net                                               6,974         2,165
                                                       ----------------    -------------

Total assets                                                 $270,566      $ 85,674
                                                       ================    =============


                        RATIONAL SOFTWARE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT PAR VALUE)


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

                                                           December 31,     March 31,
                                                               1996            1996
                                                          --------------  --------------
                                                            (Unaudited)
Accounts payable                                                 $3,348          $2,983
Accrued employee benefits                                         8,602           8,476
Other accrued expenses                                            6,288           4,285
Accrued merger and restructuring expenses, current portion          720             575
Deferred revenue                                                 11,177          15,606
Current portion of long-term debt and lease obligations               3             654
                                                          --------------  --------------
     Total current liabilities                                   30,138          32,579

Accrued rent                                                        590             880
Accrued merger and restructuring expenses, long-term                980           1,309
                                                          --------------  --------------
     Total liabilities                                           31,708          34,768
                                                          --------------  --------------

Stockholders' equity:
  Common stock, $.01 par value, 75,000
    shares authorized                                               405             336
  Additional paid-in capital                                    306,089         113,771
  Treasury stock                                                 (1,340)         (1,340)
  Accumulated deficit                                           (66,162)        (61,995)
  Cumulative translation adjustment                                (134)            134
                                                          --------------  --------------
     Total stockholders' equity                                 238,858          50,906
                                                          --------------  --------------
Total liabilities and stockholders' equity                     $270,566         $85,674
                                                          ==============  ==============

                                                          See accompanying notes

                        RATIONAL SOFTWARE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNAUDITED)

                                                                   Three Months Ended              Nine Months Ended
                                                                      December 31,                    December 31,
                                                             -----------------------------   -----------------------------
                                                                 1996             1995           1996             1995
                                                             -----------------------------   -----------------------------
Net product revenue                                            $ 20,826         $ 14,905        $55,997          $40,174
Consulting and support revenue                                   11,429            9,099         32,335           25,229
                                                             ------------     ------------   ------------     ------------
     Total revenue                                               32,255           24,004         88,332           65,403

Cost of product revenue                                           2,329            1,952          6,235            5,081
Cost of consulting and support revenue                            6,106            4,860         17,038           13,788
                                                             ------------     ------------   ------------     ------------
     Total cost of revenue                                        8,435            6,812         23,273           18,869
                                                             ------------     ------------   ------------     ------------
     Gross margin                                                23,820           17,192         65,059           46,534

Research and development expenses                                 4,852            5,374         13,807           11,830
Sales and marketing expenses                                     10,812           10,906         28,694           26,989
General and administrative expenses                               5,252            3,446         10,289            7,223
Charges for acquired in-process research and development         17,658            8,700         17,658            8,700
                                                             ------------     ------------   ------------     ------------
     Total operating expenses                                    38,574           28,426         70,448           54,742
                                                             ------------     ------------   ------------     ------------
     Operating loss                                             (14,754)         (11,234)        (5,389)          (8,208)

Other income, net                                                 2,391              291          3,610              917
                                                             ------------     ------------   ------------     ------------
   Loss before income taxes                                     (12,363)         (10,943)        (1,779)          (7,291)

Provision for income taxes                                          800              220          2,388              512
                                                             ------------     ------------   ------------     ------------

Net loss                                                       $(13,163)        $(11,163)       $(4,167)         $(7,803)
                                                             ============     ============   ============     ============

Net loss per common share                                        $(0.34)          $(0.34)        $(0.12)          $(0.26)


Shares used in computing per share amounts                       38,833           32,466         35,668           29,968

                                                          See accompanying notes

                        RATIONAL SOFTWARE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS, UNAUDITED)


                                                                            Nine Months Ended
                                                                               December 31,
                                                                      ------------------------------
                                                                           1996            1995
                                                                      --------------   -------------
Cash flows from operating activities:
  Net loss                                                                  $(4,167)        $(7,803)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Charges for acquired in-process research and development                17,658           8,700
     Depreciation and amortization                                            3,307           3,665
     Amortization of deferred compensation                                      109               0
     (Increase) decrease in assets:
        Accounts receivable                                                  (1,979)            340
        Prepaids and other, net                                                (122)         (3,211)
     Increase (decrease) in liabilities:
        Accounts payable                                                        365           1,120
        Accrued employee benefits                                               126           1,755
        Deferred revenue                                                     (4,429)         (1,261)
        Accrued expenses                                                      1,445             (50)
        Accrued merger and restructuring expenses                              (184)          1,131
                                                                      --------------   -------------
     Net cash provided by operating activities                               12,129           4,386

Cash flows used in investing activities:
  Purchase of investments                                                    (8,173)         (2,479)
  Sale of investments                                                         9,133           3,459
  Capital expenditures                                                       (3,652)         (2,256)
  Purchase of Visual Test product                                           (23,000)              0
                                                                      --------------   -------------
     Net cash used in investing activities                                  (25,692)         (1,276)

Cash flows from financing activities:
  Principal payments under debt and lease obligations                          (651)         (1,842)
  Proceeds from issuance of common stock                                    192,278          32,166
                                                                      --------------   -------------
     Net cash provided by financing activities                              191,627          30,324
                                                                      --------------   -------------

Net increase in cash and cash equivalents                                   178,064          33,434
Cash and cash equivalents at beginning of period                             43,934           9,440
                                                                      --------------   -------------
Cash and cash equivalents at end of period                                 $221,998         $42,874
                                                                      ==============   =============

                                      6                  See accompanying notes.

                         RATIONAL SOFTWARE CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION -- The consolidated financial information included herein has been prepared without audit in accordance with the Company's accounting policies, as described in its latest annual report filed with the Securities and Exchange Commission on Form 10-K. In the opinion of management, all adjustments, which consist only of normal recurring adjustments necessary for a fair presentation of the Company's financial position, statements of income, and cash flows for the interim periods presented have been made. As permitted by Form 10-Q, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted where such disclosure would substantially duplicate previous disclosures. Operating results for the period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997.


2. ACCOUNTS RECEIVABLE -- Accounts receivable were reduced by an allowance for doubtful accounts of $1,046,000 at December 31, 1996 and $1,042,000 at March 31, 1996, respectively.

3. NET LOSS PER COMMON SHARE -- Net loss per share has been computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

4. CONTINGENCY -- On December 1, 1995, Interactive Development Environments ("IDE") filed an action against the Company in the San Francisco County Superior Court seeking monetary damages in excess of $3 million and other relief for the Company's alleged breach of an alleged contract, misrepresentation and related claims based on Rational's preliminary, non-binding merger discussions in 1995 with IDE. In March 1996, the court sustained the Company's demurrer to IDE's claim for specific performance of the alleged contract between the parties. In October 1996, IDE amended its complaint to add a claim for "Fraud--Non-Disclosure," in which it alleges that the Company was obligated to tell IDE of its acquisition discussions regarding Objectory AB, and to lower the amount of damages claimed to $2 million. Trial on IDE's remaining claims is set for April 1997. In February 1997, IDE dropped its breach of contract claim and a related claim. The Company believes IDE's complaints are without merit and intends to defend the case vigorously, although the Company makes no assurance that it will be successful in defending the action. There are no other material pending legal proceedings to which the Company is a party or to which any of the Company's property is subject.

5. MAJOR CUSTOMERS -- Sales to one customer, Lockheed Martin Corporation, accounted for 10.9% of revenue for the three-months ended December 31, 1996. No single customer accounted for 10% or more of revenues for the nine-month period ending December 31, 1996, or during the comparable periods in fiscal 1996.

6. STOCKHOLDERS' EQUITY -- On July 23, 1996, the Company's Board of Directors approved a two-for-one stock split payable in the form of a stock dividend to stockholders of record as of August 27, 1996. All shares and per share information have been adjusted to reflect this change. On August 27, 1996 the stockholders approved an increase in the authorized number of shares of common stock from 25,000,000 to 75,000,000. On September 10, 1996, the stock dividend was distributed to stockholders.

     During October 1996, the Company sold 5,188,094 shares of common stock in a public offering. Net proceeds from the sales were approximately $186,000,000 after deducting underwriting discounts, commissions and other related expenses. The Company was contractually obligated to reimburse certain of its stockholders who participated in the offering as selling shareholders for the underwriting discount applicable to the shares of common stock sold by them, as well as certain fees and expenses of such stockholders' legal counsel incurred in connection with the public offering. The reimbursement resulted in a reduction in earnings of approximately $1,200,000 for the quarter ended December 31, 1996.


7. MERGERS AND PRODUCT ACQUSITIONS -- On October 2, 1996, the Company purchased the Visual Test product from Microsoft Corporation. The purchase price consisted of a single $23,000,000 cash payment, of which $17,658,000 was allocated to acquired in-process research and development. In-process research and development represents the present value of the estimated discounted cash flow expected to be generated by Visual Test related technology, which at the acquisition date had not yet reached the point of technological feasibility and does not have an alternative future use. The acquired in-process research and development was written off and charged to operations during the quarter ended December 31, 1996. The balance of the purchase price was allocated to other intangible assets having an estimated useful life of approximately 5 years.


     On November 12, 1996, the Company and SQA, Inc., (SQA) a provider of automated software quality testing tools, jointly announced a definitive merger agreement whereby all outstanding shares of SQA common stock will be exchanged for shares of the Company on the basis of 0.86 shares of the Company for each share of SQA. The transaction is expected to be accounted for as a pooling of interests and to qualify as a tax-free reorganization. Completion of the transaction is subject to customary conditions, including approval by the stockholders of the Company and SQA at a special meeting of the stockholders scheduled for February 26, 1997. The merger is expected to close in the fourth quarter of fiscal 1997. Upon completion of the merger, the Company expects to recognize a one-time charge related to certain merger costs and related expenses in the fourth quarter of its fiscal 1997. The Company and SQA estimate that they will incur aggregate direct transaction costs of approximately $3 million associated with the merger, which will be charged to operations upon consummation of the merger. The Company expects to incur additional charge to operations of between $5 million and $7 million primarily in the quarter ended March 31, 1997 to reflect costs associated with integrating the two companies.

8. SUBSEQUENT EVENT -- During February, 1997, the Company purchased Requisite, Inc. a Colorado based provider of software requirements-management tools and training, for $8.5 million cash. The acquisition is being treated as a purchase transaction. The Company expects to allocate a substantial portion of the acquisition cost to acquired in-process research and development, which will be expensed in the March quarter. As a result of this charge and charges associated with the previously announced acquisition of SQA, Inc., which is expected to be completed in February 1997, the Company will incur a loss in the March quarter and for the fiscal year.

   ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

OVERVIEW

The statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations include "forward looking" information within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities and Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. The actual future results of the Company could differ materially from those projected in the forward looking information. For a discussion of certain factors that could cause actual results to differ materially from those projected by the forward looking information, see "Factors That May Affect Future Results". The Company assumes no obligation to update the forward-looking information or such factors.

The Company's revenue is derived from product license fees and charges for services, including technical consulting, training, and customer support. In accordance with generally accepted accounting principles, the Company recognizes software license revenue upon shipment and recognizes customer-support revenue over the term of the maintenance agreement. Revenue from consulting and training is recognized when earned. The Company's license agreements generally do not provide a right of return, and reserves are maintained for potential credit losses, of which historically there have been only immaterial amounts.

COMPARATIVE ANALYSIS OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1996

Total revenue increased 34% and 35%, respectively, for the three- and nine-month periods ended December 31, 1996 from the comparable prior year periods. The Company's revenue is derived from product license fees and charges for services including training, consulting, and customer support.

Net product revenue increased by 40% and by 39%, respectively, for the three-and nine-month periods ended December 31, 1996 from the comparable prior year periods. The increase in net product revenue for the three-month period was due to continued strong customer acceptance of the Company's object modeling tools (the Rational Rose family), while year-to-date product revenue was also positively impacted by the introduction of new versions of the Company's Rational Apex product for C/C++ application construction.

Consulting and support revenue increased 26% and 28% , respectively, in the fiscal 1997 three- and nine-month periods versus the same fiscal 1996 periods. These increases reflected higher demand for the Company's consulting expertise in object modeling and advanced software development practices, and, to a lesser extent, increased training and customer support revenues.

International revenues from product sales and related consulting and customer support accounted for 29% and 32%, respectively, of total revenues for the three-and nine-month periods ended December 31, 1996, as compared to 34% and 35%, respectively, for the same fiscal 1996 periods. The Company's international sales are principally priced in foreign currencies and are generally exported out of the U.S. Rational has attempted to limit its exposure to fluctuations in foreign currencies from time to time by utilizing a hedging strategy for existing receivables denominated in various primarily European foreign currencies. At December 31, 1996, the Company had unhedged net monetary assets denominated in foreign currencies of less than 5% of working capital. The impact of using actual exchange rates throughout the three- and nine-month periods as compared to the exchange rates in effect for the comparable periods of the prior fiscal year was immaterial to the Company's results of operations.

Cost of product revenue consists principally of materials, packaging and freight, and royalties. Cost of product revenue increased 19% and 23% for the three- and nine-month periods of fiscal 1997 compared to the corresponding periods of fiscal 1996. These costs represented 11% of total product revenue for the three- and nine-month periods of fiscal 1997 compared to 13% for the corresponding periods of fiscal 1996. The decrease in product cost as a percentage of product revenue was due mainly to lower royalty expenses to third parties.

Cost of consulting and support revenue consists principally of personnel costs for training, consulting and customer support. Cost of consulting and support increased 26% and 24% for the three- and nine-month periods of fiscal 1997 compared to the corresponding periods of fiscal 1996. These costs represented 53% of total consulting and support revenue for the three- and nine-month periods of fiscal 1997 compared to 53% and 55% for the corresponding periods of fiscal 1996. The nine-month decrease in cost as a percentage is primarily due to more efficient management of the Company's consulting resources, combined with the impact of an underlying relatively fixed support cost base being spread over increased revenues.

Total expenditures for research and development decreased 10% for the three-month period of fiscal 1997 compared to the corresponding period of fiscal 1996; however, total expenditures increased 17% for the nine-month period of fiscal 1997 compared to the corresponding period of fiscal 1996. Research and development costs represented 15% and 16% of total revenue for the three- and nine-month periods of fiscal 1997 compared to 22% and 18% for the corresponding periods of fiscal 1996. The comparative decrease in research and development expense as a percent of revenues is by reason of the fiscal 1996 periods including nonrecurring operating and merger-related expenses associated with the acquisition of Objectory AB in October 1995.

Sales and marketing expenses decreased 1% for the three-month period of fiscal 1997 compared to the corresponding period of fiscal 1996 and increased 6% for the nine-month period of fiscal 1997 compared to the corresponding period of fiscal 1996. These expenses represented 33% and 32% of total revenue for the three- and nine-month periods of fiscal 1997 compared to 45% and 41% for the corresponding periods of fiscal 1996. The fiscal 1997 results include increased marketing expenditures related to the promotion of the Visual Test product. The comparative decrease in sales and marketing expenses as a percent of revenues is because of the fiscal 1996 periods including nonrecurring operating and merger-related expenses associated with the acquisition of Objectory AB in October 1995.

General and administrative expense consists of personnel costs for administration, finance, information systems, human resources and general management, as well as legal and accounting expenses. General and administrative expense increased 52% and 42% for the three- and nine-month periods of fiscal 1997 compared to the corresponding periods of fiscal 1996. General and administrative expenses represented 16% and 12% of total revenue for the three- and nine-month periods of fiscal 1997 compared to 14% and 11% for the corresponding periods of fiscal 1996. The increased expense for the fiscal 1997 periods resulted from increased employee-related expenses associated with staffing requirements needed to support the Company's expanding business, and the reimbursement of approximately $1,200,000 in expenses of certain of its stockholders for the underwriting discount applicable to the shares of common stock sold by them, as well as certain fees and expenses of such stockholders' legal counsel incurred in connection with the Company's October 1996 public stock offering. In addition, amortization of goodwill increased to $436,000 and $704,000 for the three- and nine-month periods ended December 31, 1996, respectively, from $134,000 and $260,000, respectively, for the corresponding periods of fiscal 1996 as a result of the Objectory AB and Visual Test acquisitions.

On October 2, 1996, Rational and Microsoft announced the formation of a business alliance that will consist of Rational's acquisition of Microsoft's Visual Test product, technology cross-licensing arrangements and certain joint development projects and marketing programs. The purchase price of the Visual Test product consisted of a single $23 million cash payment, which is being accounted for using the purchase method. The Company's operating results for acquired in-process research and development of $17,658,000. The charge to operations for acquired in-process research and development represents the present value of the estimated cash flow expected to be generated by Visual Test related technology, which at the acquisition date had not yet reached the point of technological feasibility and does not have an alternative future use. Rational intends to continue devoting effort to developing commercially viable products from the acquired in-process research and development. Amounts attributed to other purchased intangible assets will be amortized to operations over their estimated useful lives, which in most cases are two to four years.

Other income, net consists of interest income, interest expense, gains and losses on foreign currency transactions and miscellaneous items of income and expense. Other income has fluctuated as a result of the amount of cash available for investment in interest-bearing accounts and from foreign currency transactions. Other income, net increased $2,100,000 and $2,693,000 and for the three- and nine-month periods of fiscal 1997 compared to the corresponding periods of fiscal 1996. The increases are primarily the result of investment earnings on the additional cash generated by the Company's public offering in October 1996.

The provision for income taxes for the three- and nine-month periods ending December 31, 1996 are based on the estimated annual effective tax rate applied to the profit before income taxes (excluding one-time charges for acquired in-process research and development) and includes current federal, state and foreign income taxes. The provision for income taxes for the three- and nine-month periods ending December 31, 1995 consists primarily of foreign income taxes as well as federal and state minimum taxes. The effective tax rates for fiscal 1997 and 1996 differ from the federal statutory rate, primarily as a result of the utilization of net operating loss carryforwards, offset by certain foreign and state taxes.

The Company estimates that it will incur an aggregate of approximately $3 million in direct transaction costs in connection with the merger with SQA, which will be charged to operations upon consummation of the merger, expected to occur in February 1997. The Company expects to incur an additional charge to operations of between $5 million and $7 million primarily in the quarter ending March 31, 1997 to reflect costs associated with integrating the two companies. Integration costs of merging the companies are expected to include severance costs associated with any employee terminations, costs associated with conforming employee benefits plans, charges associated with the closure of duplicate facilities and asset writedowns related to duplicate business systems. The final amounts associated with each of these items has not yet been determined. Total costs associated with the merger are anticipated to result in an operating loss and a net loss for the Company's quarter ending March 31, 1997, and are expected to contribute to an operating loss and a net loss for the Company's 1997 fiscal year.

During February, 1997, the Company purchased Requisite, Inc. a Colorado based provider of software requirements-management tools and training, for $8.5 million cash. The acquisition is being treated as a purchase transaction. The Company expects to allocate a substantial portion of the acquisition cost to acquired in-process research and development, which will be expensed in the March quarter. As a result of this charge and charges associated with the previously announced acquisition of SQA, Inc., which is expected to be completed in February 1997, the Company will incur a loss in the March quarter, and for the fiscal year.

LIQUIDITY AND CAPITAL RESOURCES AT DECEMBER 31, 1996

During October 1996, the Company sold 5,188,094 shares of common stock in a public offering. Net proceeds from the sales were approximately $186,000,000 after deducting underwriting discounts, commissions and other related expenses. The proceeds to the Company from the offering will be used for working capital and general corporate purposes.

In October 1996, the Company purchased the Visual Test product from Microsoft Corporation. The purchase price consisted of a single $23,000,000 cash payment, which will be allocated to the fair value of the assets acquired, including acquired in-process research and development estimated at $15,000,000 to $19,000,000. In February 1997, the Company acquired Requisite, Inc. The purchase price consisted of a single $8,500,000 cash payment and the assumption of certain stock options, the aggregate of which will be allocated to the fair value of the assets acquired, including a substantial portion that will be allocated to acquired in-process research and development.

As of December 31, 1996, the Company had cash, cash equivalents and short-term investments of $229,749,000 and working capital of $226,969,000. Net cash used in operating activities for the period ended December 31, 1996 was composed primarily of a net loss offset by a decrease in deferred revenue and non-cash adjustments consisting of the charge for acquired in-process research and development and depreciation.

The Company believes that expected cash flow from operations combined with existing cash and cash equivalents and short-term investments will be sufficient to meet its cash requirements for the foreseeable future.

FACTORS THAT MAY AFFECT FUTURE RESULTS

DEPENDENCE UPON MARKET GROWTH AND DEVELOPMENT OF INDUSTRY STANDARDS.

The Company's product lines are designed for use in visual modeling of business processes, in the development of software systems and in the day-to-day development of software by teams of developers. The Company's future growth and financial performance will depend in part upon continued growth in the market for tools supporting component-based development. There can be no assurance that the market will continue to grow or that the Company will be able to respond effectively to the evolving requirements of the market. In addition, the Company's future growth and financial performance may depend upon the development of industry standards that facilitate the adoption of component-based development, as well as the Company's ability to play a leading role in the establishment of those standards. The Company believes that the Unified Modeling Language developed at Rational has become the de facto standard language for visual modeling and intends to submit an application to the Object Management Group ("OMG"), an industry consortium, for inclusion of the UML in their Object Analysis and Design Facility specification. Competing standards, including some that support the UML as well as other notations, also are expected to be submitted to the OMG. The official sanction of a competing standard by the OMG could have a material adverse effect on Rational's marketing and sales efforts and, in turn, on revenues and operating results

The number of software developers using component-based development technology is relatively small compared to the number of developers using more traditional software development technology. The adoption of component-based development technology by software programmers who have traditionally used other technology requires re-orientation to significantly different programming methods, and there can be no assurance that the acceptance of component-based development technology will expand beyond sophisticated programmers who are early adopters of the technology. Furthermore, there can be no assurance that potential customers will be willing to make the investment required to retrain programmers to build software using component-based development technology rather than traditional programming techniques. Many of the Company's customers have purchased only small quantities of the Company's tools, and there can be no assurance that these or new customers will broadly implement component-based development technology or purchase additional tools

EXPANSION OF PRODUCT LINES.

The Company believes that its continued success will depend in part upon its ability to provide a tightly integrated line of software application development tools that support software development for a number of implementation languages. This will require the Company to enhance its current products and to continue to develop and introduce new products. The Company also believes its continued success will become increasingly dependent on its ability to support the Microsoft platform, including Windows 95 and Windows NT. The Company believes that it will be particularly important to successfully develop and market a broader line of products for C++, Visual Basic, Java and other implementation languages in order to be successful in its efforts to reach broader markets and to further increase its market share within its existing market segments. There can be no assurance that the Company will be able to successfully develop and market such a broad line of products or that the Company will not encounter unexpected difficulties and delays in integrating new products with existing product lines

FLUCTUATIONS IN OPERATING RESULTS.

The Company's revenue is difficult to forecast due to the fact that the Company's sales cycle, from initial evaluation to purchase, varies substantially from customer to customer. The Company typically has operated with little backlog because software products are generally shipped as orders are received. As a result, revenue in any quarter is substantially dependent on orders booked and shipped in that quarter. Because the Company's staffing and operating expenses are based on anticipated revenue levels, and a high percentage of the Company's costs are fixed, small variations in the timing of the recognition of specific revenues could cause significant variations in operating results from quarter to quarter. Historically, the Company has earned a substantial portion of its revenues in the last weeks of the quarter. To the extent this trend continues, the failure to achieve such revenues in the last weeks of any given quarter will have a material adverse effect on the Company's financial results for that quarter. Although the Company has experienced increasing revenues in each of the past nine quarters, the Company's sales compensation structure has historically resulted in revenues for the first quarter of a fiscal year being lower than revenues for the fourth quarter of the prior fiscal year. There can be no assurance that similar fluctuations will not occur again in the future

The Company's earnings will be reduced by charges and operating expenses associated with the merger with SQA for the quarter ended March 31, 1997, the quarter in which the merger is expected to be consummated. Direct transaction costs are estimated at approximately $3 million, and costs of integrating the two companies are estimated at an additional $5 million to $7 million. There can be no assurance that actual costs will not substantially exceed such estimates, that unanticipated expenses associated with the integration of the two companies will not arise, or that the Company will not incur additional material charges in subsequent quarters to reflect additional costs associated with the integration of the two companies. Total costs associated with the merger are anticipated to result in an operating loss and a net loss for the Company's quarter ending March 31, 1997, and are expected to contribute to an operating loss and a net loss for the Company's 1997 fiscal year, and could negatively impact financial results in future periods for the reasons discussed above.

The Company's earnings will be reduced by charges and operating expenses associated with the purchase of Requisite, Inc. during the quarter ended March 31, 1997. The Company expects to allocate a substantial portion of the $8.5 million purchase price to acquired in-process research and development. There can be no assurance that actual costs will not substantially exceed such estimates, that unanticipated expenses associated with the integration of the two companies will not arise, or that the Company will not incur additional material charges in subsequent quarters to reflect additional costs associated with the integration of the two companies.

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

Rational has granted Microsoft a non-exclusive, perpetual license to the Visual Test product source code for the purpose of creating derivative works and for the purpose of distributing portions of the Visual Test product and derivative works as part of Microsoft products that do not directly compete with the Visual Test product in the market for software testing tools. There can be no assurance that Microsoft will not use such rights to create and distribute products that compete with other Rational products, including without limitation testing tools that the Company expects to acquire pursuant to the proposed merger with SQA. Rational has also granted Microsoft a five-year option to obtain a license to incorporate certain elements of Visual Test technology into Microsoft development tool products, including Visual Basic, Visual C++ and Visual J++. Should Microsoft exercise such right, sales of the Visual Test product by Rational could be materially and adversely impacted. See "-- Fluctuations in Operating Results."

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

MANAGEMENT OF GROWTH.

The Company is experiencing a period of rapid growth and aggressive product introductions that have placed, and may continue to place, a significant strain on its financial, operational, management, marketing and sales systems and resources, including its personnel. Projects such as the expansion of enhancements to the Company's product lines, efforts to address broader markets and to expand distribution channels, acquisitions of companies or technologies such as the anticipated merger with SQA and the recent acquisitions of Requisite, Inc., Objectory AB and the Visual Test product, and business alliances such as the recent arrangement with Microsoft, when added to the day-to-day activities of the Company, will place a further strain on the Company's resources and personnel. If Company management is unable to effectively manage growth, the Company's business, competitive position, results of operations and financial condition will be materially and adversely affected. See also, "Dependence on Key Personnel."

RISKS ASSOCIATED WITH RECENT AND FUTURE ACQUISITIONS.

During the past three years the Company has made a number of strategic acquisitions, including without limitation the acquisition of Objectory AB, Requisite, Inc. and the Visual Test product. Considering acquisitions may result in the diversion of management's attention from day-to-day operations and, in the event such consideration leads to consummation of acquisitions, may include numerous other risks, including difficulties in the integration of operations, products and personnel. To the extent that efforts to pursue acquisition opportunities have in the past resulted, or may in the future result, in a diversion of resources or that efforts to integrate recent and future acquisitions fail, there could be a material adverse effect on the Company's business, results of operations and financial condition. Acquisitions by the Company have the potential to result in dilutive issuances of equity securities, the incurrence of additional debt, and amortization expenses related to goodwill and other intangible assets. While there are currently no commitments with respect to any particular material future acquisitions other than the merger with SQA, Company management frequently evaluates the strategic opportunities available to it and may in the near-term or long-term future pursue acquisitions of complementary products, technologies or businesses.

On November 12, 1996, the Company entered into an agreement to merge with SQA, with the expectation that the proposed merger will result in long-term strategic benefits. These anticipated benefits will depend in part on whether the companies' operations can be integrated in an efficient and effective manner. There can be no assurance that this will occur. The successful integration of SQA with Rational will require, among other things, integration of the companies' respective product offerings and coordination of the companies' sales and marketing and research and development efforts, and will involve substantial transaction costs and costs of integration. The difficulties of such integration may be increased by the necessity of coordinating geographically separated organizations. There can be no assurance that integration will be accomplished smoothly or successfully. Additional risks related to the merger include without limitation the risk that negative reaction to the merger on the part of the Company's and/or SQA's resellers or customers could result in disruption to revenues and earnings, which could in turn have a negative impact on the price of the Company's Common Stock, risks associated with potential conflicts of interests to which certain officers and directors of SQA and a director of Rational are subject, the risk that dilution of ownership interests of current Rational stockholders will result from the Merger, and the risk that future sales of shares of the Company's Common Stock may adversely affect the market price of such stock. The integration of the two companies will require substantial attention from management. The diversion of the attention of management from day-to-day operations and any difficulties encountered in the transition process could have an adverse impact on the Company's business, results of operations and financial condition following the Merger, and the process of combining the operations of the two organizations could cause the interruption of, or a loss of momentum in, the activities of either or both of the companies' businesses, which could have an adverse effect on their combined operations. After the Merger, the Company's future business, results of operations and financial condition will be subject to certain additional risks related to SQA's business, including without limitation risks related to the dependence of SQA on the client/server environment and the potential that SQA may not successfully respond to evolving requirements of customers in the client/server environment, the risk that any adverse affect on the demand for or use of Microsoft's Windows operating system could have a material adverse effect on SQA's business, results of operations, and financial condition, the risk that SQA's products will not achieve broad customer acceptance, the risks inherent in SQA's reliance on a limited number of products, and the potential inability of SQA to successfully achieve widespread distribution of its products through indirect channels.

DEPENDENCE ON STRATEGIC RELATIONSHIPS.

The Company's development, marketing and distribution strategies rely increasingly on the Company's ability to form long-term strategic relationships with major software and hardware vendors, many of whom are substantially larger than the Company. There can be no assurance that the merger with SQA will not disrupt these relationships or activities. Divergence in strategy between the Company and any given partner, a change in focus by a given partner, or competitive product offerings introduced by any partner may interfere with the Company's ability to develop, market, sell or support its products, which in turn would have a material adverse effect on the Company's business, results of operations and financial condition. See "Business Alliance with Microsoft."

RAPID TECHNOLOGICAL CHANGE.

The market for software development tools is characterized by rapid technological advances, changes in customer requirements and frequent new product introductions and enhancements. The introduction of products embodying new technologies and the emergence of new industry standards and practices can render existing products obsolete and unmarketable. The Company must respond rapidly to developments related to Internet and intranet applications, hardware platforms, operating systems and applicable programming languages. Such developments will require the Company to make substantial product development investments. Any failure by the Company to anticipate or respond adequately to technology developments and customer requirements, or any significant delays in product development or introduction, could result in a loss of competitiveness or revenue. In addition, there can be no assurance that new products or product enhancements intended to respond to technological change or evolving customer requirements will achieve market acceptance.

In addition, rapid growth of interest in and use of Internet and intranet environments is a recent and emerging phenomenon. The Company's success may depend, in part, on the compatibility of its products with Internet and intranet applications. There can be no assurance that the Company will be able to effectively adapt its products for use in Internet or intranet environments or to successfully compete in the market for Internet and intranet products.

RISK OF SOFTWARE DEFECTS.

Software products as complex as those sold by the Company often contain undetected errors, or "bugs," or performance problems. Such defects are most frequently found during the period immediately following introduction of new products or enhancements to existing products. Despite extensive product testing prior to introduction, the Company's products have in the past contained software errors that were discovered after commercial introduction. There can be no assurance that errors or performance problems will not be discovered in the future. Any future software defects discovered after shipment of the Company's products could result in loss of revenues or delays in market acceptance, which could have a material adverse effect on the Company's business, operating results or financial condition. Further, because the Company relies on its own products in connection with the development of its software, any such errors could make it more difficult to sell such products in the future.

COMPETITION.

The software engineering tools market is extremely competitive and rapidly changing. The Company believes that the increased level of competition it observed in fiscal 1996 and the first three quarters of fiscal 1997 will continue to increase. The Company competes primarily on the bases of corporate and product reputation, breadth of its integrated product line, product architecture, functionality and features, product quality, performance, ease-of-use, quality of support, availability of technical consulting services and price. The Company faces intense competition for each product within its product line. Because individual product sales are often the first step in a broader customer relationship, the Company's success depends in part upon its ability to successfully compete with numerous competitors at each point within its product line. Certain of the Company's competitors are more experienced than the Company in the development of software-engineering tools, databases or software-development products. Some of the Company's competitors have, and new competitors may have larger technical staffs, more established distribution channels and greater financial resources than the Company. The Company also encounters substantial competition from in-house developers of solutions for large organizations. There can be no assurance that either existing or new competitors will not develop products that are superior to the Company's products or that achieve greater market acceptance. The Company's future success will depend in large part upon its ability to increase its share of its target markets and to license additional products and product enhancements to existing customers. There can be no assurance that future competition will not result in price reductions, reduced margins or loss of sales, which in turn would have a material adverse effect on the Company's business, results of operations and financial condition.

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

DEPENDENCE ON KEY PERSONNEL.

The Company believes that the hiring and retaining of qualified individuals at all levels in the Company will be essential to the Company's ability to manage growth successfully, and there can be no assurance that the Company will be successful in attracting and retaining the necessary personnel. The Company will be particularly dependent upon the efforts and abilities of its senior management personnel. The departure of any of the executive officers of the Company could have a material adverse effect on the Company's business, financial condition, or results of operations depending upon the timing of the departure, changes in the Company's business prior to such time, the availability of qualified personnel to replace them, and whether such personnel depart singly, contemporaneously, or as a group, among other factors. None of the Company's executive officers is subject to any agreement not to compete or severance agreement with the Company.

The rate at which the Company can attract and retain the highly trained technical personnel that are integral to its direct sales teams may limit the rate at which the Company can increase sales. Competition for qualified personnel in the software industry is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.

International sales accounted for approximately 31%, 34%, 36% and 32% of the Company's revenues in fiscal 1994, 1995, 1996 and the nine months ended December 31, 1996, respectively, and the Company expects that international sales will continue to account for a significant portion of the Company's revenues in future periods. In addition, the Company expects that the majority of Visual Test product sales will come from outside the United States. International sales are subject to inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax consequences, price controls or other restrictions on foreign currency and difficulties in obtaining export and import licenses. Any material adverse effect on the Company's international business would be likely to materially and adversely affect the Company's business, operating results and financial condition as a whole. The Company's international sales are generally denominated in foreign currencies and the Company does not currently engage in any hedging activities. Gains and losses on the conversion of foreign payments into U.S. dollars may contribute to fluctuations in the Company's results of operations. Although the Company has not experienced any material adverse impact to date from fluctuations in foreign currencies, there can be no assurance that the Company will not experience a material adverse impact on its financial condition and results of operations from fluctuations in foreign currencies in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


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


The status of United States patent protection in the software industry is not well defined and will evolve as the United States Patent and Trademark Office grants additional patents. Because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which would relate to the Company's products. The Company expects that software product developers will be increasingly subject to infringement claims as the number of products and competitors grows and the functionality of products in different industry segments overlaps. There can be no assurance that third parties will not assert infringement claims against the Company in the future or that such claims will not be successful. The Company could incur substantial costs in defending itself and its customers against any such claims. Parties making such claims may be able to obtain injunctive or other equitable relief that could effectively block the Company's ability to sell its products in the United States and abroad, and could result in an award of substantial damages. In the event of a claim of infringement, the Company and its customers may be required to obtain one or more licenses from third parties. There can be no assurance that the Company or its customers could obtain necessary licenses from third parties at a reasonable cost or at all. Defense of any lawsuit or failure to obtain any such required license would have a material adverse effect on the Company's results of operations.

The Company also relies on certain software that it licenses from third parties, including software that is integrated with internally developed software and used in its products to perform key functions. There can be no assurance that these third-party software licenses will continue to be available to the Company on commercially reasonable terms, or that the software will be appropriately supported, maintained or enhanced by the licensors. The loss of licenses to, or inability to support, maintain and enhance, any of such software could result in increased costs, or in delays or reductions in product shipments until equivalent software could be developed, identified, licensed and integrated, which would materially adversely affect the Company's business, operating results and financial condition.

POSSIBLE VOLATILITY OF STOCK PRICE.

The market price of the Company's Common Stock has been, and is likely to continue to be, volatile. Factors such as new product announcements or changes in product pricing policies by the Company or its competitors, quarterly fluctuations in the Company's operating results, announcements of technical innovations, announcements relating to strategic relationships or acquisitions, changes in earnings estimates by analysts and general conditions in the component-based software development market, among other factors, may have a significant impact on the market price of the Company's Common Stock. Should the Company fail to introduce products on the schedule expected, the Company's stock price could be adversely affected. Due to analysts' expectation of continued growth and the recent high price/earnings ratio at which the Company's Common Stock has traded, any shortfall in anticipated operating results could have an immediate and significant adverse effect on the market price of the Company's Common Stock. In addition, in recent years the stock market in general, and the shares of technology companies in particular, have experienced extreme price fluctuations. This volatility has had a substantial effect on the market prices of securities issued by many companies, including Rational, for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. See "Fluctuations in Operating Results" and "Dependence Upon Revenues From New Products."

DEFERRED TAX ASSETS.

Based upon the weight of available evidence, which includes the Company's historical operating performance, the reported cumulative net loss for the prior three years, the anticipated net loss to be reported for the nine months ended December 31, 1996, and the uncertainties regarding future results of operations of the Company, the Company has provided a full valuation allowance against its net deferred tax assets as it is more likely than not that the deferred tax assets will not be realized.

                       PART II -- OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

On December 1, 1995, Interactive Development Environments ("IDE") filed an action against the Company in the San Francisco County Superior Court seeking monetary damages in excess of $3 million and other relief for the Company's alleged breach of an alleged contract, misrepresentation and related claims based on Rational's preliminary, non-binding merger discussions in 1995 with IDE. In March 1996, the court sustained the Company's demurrer to IDE's claim for specific performance of the alleged contract between the parties. In October 1996, IDE amended its complaint to add a claim for "Fraud -- Non-Disclosure," in which it alleges that the Company was obligated to tell IDE of its acquisition discussions regarding Objectory AB, and to lower the amount of damages claimed to $2 million. In February 1997, IDE dropped its claim for breach of contract and a related claim. Trial on IDE's remaining claims is set for April 1997. The Company believes IDE's complaints are without merit and intends to defend the case vigorously, although the Company makes no assurance that it will be successful in defending the action. There are no other material pending legal proceedings to which the Company is a party or to which any of the Company's property is subject.

Item 5 - OTHER INFORMATION
--------------------------------------------------------------------------------

On February 4, 1997, the Company acquired all of the outstanding shares of capital stock of Requisite, Inc., a Colorado corporation ("Requisite"), for $8.5 million in cash (the "Requisite Acquisition") pursuant to an Agreement and Plan of Share Exchange by and between the Company and Requisite. In connection with the Requisite Acquisition, the Company assumed certain stock options held by Requisite employees which, when and if they become fully vested, will be exercisable for an aggregate of 6,450 shares of the Company's Common Stock. The Requisite Acquisition was effected via a statutory share exchange under the Colorado Business Corporation Act and is being accounted for using the purchase method. Upon the consummation of the Requisite Acquisition, Requisite became a wholly-owned subsidiary of the Company. A copy of the press release issued by the Company regarding the Requisite Acquisition is filed herewith as Exhibit
99.1 and incorporated by reference herein. See also Note 8 of the Notes to Condensed Consolidated Financial Statements in Part I hereof.


ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(a) Exhibit 11.1: Statement of Computation of Net Income per Common Share
    Exhibit 27:   Financial Data Schedule
    Exhibit 99.1: Press Release dated February 7, 1997 relating to the acquisition of Requisite, Inc.


(b) Reports on Form 8-K:

On October 2, 1996, the Company filed Form 8-K regarding the outcome of the Company's annual meeting of stockholders held on August 27, 1996.

On October 3, 1996, the Company filed Form 8-K regarding two agreements entered into between the Company and Microsoft Corporation, an Agreement for Purchase and Sale of Assets and a Development and License Agreement.

On October 16, 1996, the Company filed Form 8-K/A, which was amendment number 1 to the Company's Form 8-K Current Report filed October 2, 1996 regarding two agreements entered into between the Company and Microsoft Corporation.

On December 6, 1996, the Company filed Form 8-K regarding the Agreement and Plan of Reorganization dated November 12, 1996 by and among the Company, Sunshine Acquisition Corp., a wholly owned subsidiary of the Company, and SQA, Inc., a Delaware corporation.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   RATIONAL SOFTWARE CORPORATION



                            by:    /s/ Robert T. Bond
                                   ------------------------------------------
                                   Robert T.Bond
                                   Senior Vice President
                                   Chief Operating Officer,
                                   Chief Financial Officer and Secretary


                                                            February 14, 1997