Form 10-K405
period 1997-03-31
RATIONAL SOFTWARE CORP
filed 1997-06-20
CIK 722056

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C 20549

                                    FORM 10-K
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997


[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _________ to __________.

                         COMMISSION FILE NUMBER 0-12167


                          RATIONAL SOFTWARE CORPORATION
             (Exact name of Registrant as specified in its charter)


           DELAWARE                                         54-1217099
 (State or other jurisdiction of                          (I.R.S Employer
  incorporation or organization)                       Identification Number)

 2800 SAN TOMAS EXPRESSWAY, SANTA CLARA, CA                 95051-0951
  (Address of principal executive offices)                  (Zip Code)

Securities registered pursuant to Section 12(b) of the Act:        None
Securities registered pursuant to Section 12(g) of the Act:   Common Stock,
                                                                par value
                                                            $0.01 per share
                                                            (Title of Class)

                                  408-496-3600
               (Registrant's telephone number including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At June 12, 1997, the aggregate market value of Registrant's voting stock held by nonaffiliates was $817,790,000. For the purposes of the preceding sentence only, "affiliates" is deemed to consist of executive officers and directors. At June 12, 1997, there were 47,659,003 shares of the Registrant's $0.01 par value common stock outstanding.


                     AN INDEX TO EXHIBITS BEGINS ON PAGE 63

--------------------------------------------------------------------------------

                          RATIONAL SOFTWARE CORPORATION
--------------------------------------------------------------------------------

Unless indicated otherwise, all Common Stock share numbers and prices have been adjusted to reflect Rational Software Corporation's May 1995 3:1 reverse stock split and July 1996 1:2 forward stock split, accomplished by means of a stock dividend.

Unless indicated otherwise, all financial information has been restated to reflect Rational Software Corporation's acquisition of SQA, Inc., accounted for as a pooling of interests.


                                     PART I

ITEM 1 -- BUSINESS

         Rational Software Corporation ("Rational" or the "Company") develops, markets and supports a comprehensive solution for the component-based development of software systems. Rational's objective is to ensure the success of customers in developing and managing software systems that are strategically important to their businesses. Rational provides an integrated family of tools that spans the critical phases of the software development process from initial analysis and design through delivery and maintenance. In addition, Rational provides technical consulting, training and support services. By supporting controlled iterative development, visual modeling and an architecture-driven process, Rational's products and services enable customers to reduce the risk of project failure, improve the quality of the software systems they develop, increase developer productivity, reduce time-to-market and increase software reusability.


INDUSTRY BACKGROUND

         General
         -------

         Software permeates products and processes encountered in almost every aspect of daily life. Many companies base their businesses on enterprise-wide information systems which are increasingly built as distributed systems exploiting a company-specific intranet or the Internet. Software is at the core of business applications ranging from equity-trading systems to inventory management. The telecommunications business is highly dependent on software in areas as diverse as call routing, switching, rate setting and billing. Software is the central element of command-and-control systems in submarines and military aircraft. Software governs the operation of machines from ordinary office copiers and cellular phones to life-saving medical devices. As organizations seek competitive advantage by exploiting the ongoing improvements in microprocessor technology and the emergence of new computing platforms, software is becoming more pervasive and more sophisticated. The success of businesses around the world depends increasingly on their ability to construct and modify software systems that match their changing business needs.

         Traditional software development techniques have not kept pace with advances in computer processor technology, with the development of new platforms such as the Internet or company-specific intranets, or with the general demand for distributed software systems such as multi-tiered client/server applications. Software, therefore, has increasingly become the constraint on performance, quality, and time-to-market for many organizations. The ability to quickly and cost-effectively create complex software applications that perform as desired and that are easy to maintain and reuse in related applications and products can be a critical competitive differentiator. As the number and complexity of software applications continue to expand, it is becoming increasingly important for businesses to migrate to a more effective approach to software development.

                          RATIONAL SOFTWARE CORPORATION
--------------------------------------------------------------------------------

         The Emergence of Component-Based Development
         --------------------------------------------

         Component-based development is a way of constructing software systems by combining and integrating pre-engineered and pre-tested software components. Component-based development has emerged as a powerful technique to simplify the construction of software systems and to improve their quality. Software components can be designed, developed, and tested once, and then combined multiple times by other users to create new software systems in a manner analogous to combining hardware integrated circuits to create a new electronic device. By increasing software re-use, this approach reduces the amount of source code that must be created in connection with the development of a new software system, helping to reduce risk, time-to-market and cost, as well as to improve the quality of the resulting software.


PRODUCTS AND SERVICES

         Rational supports component-based development with an extensive family of software products covering critical phases of the software development lifecycle, from initial analysis of requirements through detailed design, coding, testing, debugging and maintenance. Rational's products support individual designers and developers, development teams and project managers. The major components of Rational's product line are Rational Rose, for visual modeling; Rational Apex, for managing development teams and the components they generate; RequisitePro, for requirements management; Rational Summit, for software change management and process enforcement; SoDA, for automated documentation generation, and SQA Suite, preVue and Visual Test, for automated software testing and quality management. These tools work together to support controlled iterative development, visual modeling and an architecture-driven process in a consistent manner.


         Rational Rose: Visual Modeling Tools
         ------------------------------------

         Rational Rose is a software-engineering tool that allows users to develop, verify and document the analysis and design model of their software graphically. Rational Rose keeps the analysis and design model consistent through the entire software lifecycle, making controlled iterative development feasible. Rational Rose is used in the construction of enterprise information systems, packaged software products, systems integration activities, and for the construction of technical systems in industries such as telecommunications, medical instruments, transportation and aerospace.

         The Rational Rose product line supports major platforms, including UNIX, Windows 95 and Windows NT, and implementation languages, including C++, Visual Basic, Java, Forte, Power Builder, and Ada that are widely used today. Rational Rose generally supports round-trip engineering, in which the user can go from graphical design to generation of source code, modify the resulting source code, reverse engineer the new source code to generate a graphical depiction of the system as it exists after being modified, and merge any changes made in the source code

                          RATIONAL SOFTWARE CORPORATION
--------------------------------------------------------------------------------

back into the model or vice versa. By keeping the graphical analysis and design model consistent with the source code, Rational Rose supports controlled iterative development over the lifetime of the project. Rational believes that Rational Rose is unique in its ability to support an unlimited number of "round-trips" with no loss of information.


         Rational Apex: Integrated Development Environment Tools
         -------------------------------------------------------

         Rational Apex is a software-engineering environment for control of software projects. It effectively controls large-scale development efforts, helping customers improve time-to-market while reducing risk and cost. It also makes large-scale software re-use possible by directly managing software architecture, significantly improving the efficiency of the overall software development process. Rational Apex runs on UNIX platforms and is available in versions that support the C/C++ and Ada programming languages.

         The Apex family also includes the VADS line of Ada compilers, debuggers, and related tools for the development of highly-reliable, high-performance embedded systems. The VADS family runs on major UNIX platforms, and the VADS cross-compiler product family supports major embedded system targets including the PowerPC, Motorola 680x0 and Intel architecture.


         RequisitePro:  Requirements Management Tool
         -------------------------------------------

         RequisitePro is a family of products that help users define and manage the formal requirements for their software systems. RequisitePro runs on Windows-based PCs, and makes use of Microsoft Word and Microsoft Access. RequisitePro allows the user to collect and organize textual descriptions of software requirements in the form of a structured document, which may be queried later.

                          RATIONAL SOFTWARE CORPORATION
--------------------------------------------------------------------------------

         SQA Suite, preVue and Visual Test: Software Testing and Quality
         ---------------------------------------------------------------
         Automation Tools
         ----------------

         Rational's solution for the automation of software quality and test is focused on client/server functional testing and on load/stress testing. Client/server functional testing is intended to determine whether a software application has the proper functionality (in other words, that it does what was intended). Load or stress testing is intended to verify that a software application will perform properly in the face of a given load, as measured by the number of simultaneous users or the level of computer network traffic.

         SQA Suite includes: SQA Robot, which allows users to create and run automated tests; SQA Manager, which allows users to plan, manage and measure the progress of testing projects; SQA LoadTest, which allows users to test client/server applications under different load, stress and multi-user scenarios; and SQA Process, which is a methodology for the automated testing of Windows client/server applications. SQA Suite is built on the SQA Test Repository, an open, networked database that facilitates work flow management and defect tracking. SQA's products work with Windows application development tools and provide advanced testing features for leading rapid application development ("RAD") tools, including Microsoft's Visual Basic, Sybase's PowerBuilder, Borland's Delphi, Oracle's Developer 2000 and Centura's SQLWindows. SQA Suite provides comprehensive end-to-end testing of client/server applications.

         preVue: The preVue family of products helps to automate software load and stress testing, especially for very large systems. Thus preVue helps users verify that their software will perform as desired once it is actually deployed. preVue runs on UNIX-based workstations and is integrated with major commercial data base management systems such as Oracle. preVue supports virtual load and stress testing, meaning that it can use a small number of clients and servers to simulate and test the performance of a system that is actually deployed on a larger number of clients and servers; this makes the testing process easier and cheaper.

         Visual Test: Visual Test, an automated, language-independent, software testing tool, is designed to increase developers' and testers' productivity by rapidly creating tests for applications of virtually any size and created in any implementation language by capturing those tests for later re-use. These capabilities enhance the ability of organizations to deploy applications for the Windows 95 and Windows NT operating systems. Visual Test is integrated with Microsoft Developer Studio, a desktop development environment. Rational acquired Visual Test on October 2, 1996 from Microsoft.


         Technical Consulting and Customer Support Services
         --------------------------------------------------

         Rational's services include consulting and training that enable customers to adopt advanced software processes and to use component-based development effectively. Consulting services range from helping customers implement large-scale software re-use, to working with customers to develop the right architecture for their software systems, to helping a customer's development team work through the first few iterations of the controlled iterative development process. Rational also offers several standard consulting packages and training courses that assist customers in the implementation of controlled iterative development and the use of component-based development.


DEFINITIVE AGREEMENT TO ACQUIRE PURE ATRIA CORPORATION

         On April 7, 1997, the Company entered into an Agreement and Plan of Reorganization (the "Merger Agreement") providing for the acquisition of Pure Atria Corporation ("Pure Atria") by Rational in a strategic business combination (the "Pure Atria Merger"). Consummation of the Pure Atria Merger is contingent upon, among other things, the Rational Stockholders' approval of the reservation and issuance of shares of Rational Common Stock to the stockholders of Pure Atria pursuant to the Merger Agreement and upon an amendment to the Company's

                          RATIONAL SOFTWARE CORPORATION
--------------------------------------------------------------------------------

Certificate of Incorporation increasing the authorized number of shares of Common Stock from 75,000,000 to 150,000,000, which, among other things, will provide Rational with a sufficient number of authorized but unissued shares of Common Stock to consummate the Pure Atria Merger. Consummation of the Pure Atria Merger is also contingent upon, among other things, approval by the Pure Atria Stockholders of the Merger Agreement and the expiration or termination of waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. In the Pure Atria Merger, Wings Merger Corporation, a wholly owned subsidiary of Rational, will be merged with and into Pure Atria, which will be the surviving corporation and will become a wholly owned subsidiary of Rational.

         Pursuant to the Pure Atria Merger, each outstanding share of Pure Atria Common Stock, will be converted into the right to receive 0.9 (the "Pure Atria Exchange Ratio") shares of Rational Common Stock, and each outstanding option or right to purchase Pure Atria Common Stock under the Pure Atria stock option plans or the Pure Atria stock purchase plan will be assumed by Rational and will become an option or right to purchase Rational Common Stock, with appropriate adjustments to be made to the number of shares issuable thereunder and the exercise price thereof based on the Pure Atria Exchange Ratio. The shares of Rational Common Stock held by Rational stockholders immediately prior to the Pure Atria Merger will remain unchanged by the Pure Atria Merger.

         Based upon the capitalization of Pure Atria as of the close of business on March 31, 1997, an aggregate of approximately 38,542,000 shares of Rational Common Stock will be issued to Pure Atria stockholders in the Pure Atria Merger and Rational will assume options and rights to purchase Pure Atria Common Stock for up to approximately 6,951,000 additional shares of Rational Common Stock. Based upon the capitalization of the Company and Pure Atria as of the close of business on March 31, 1997, immediately following the Pure Atria Merger, the former securityholders of Pure Atria will hold approximately 45% of Rational's outstanding voting power, and approximately 45% of the Company's capital stock calculated on a fully diluted basis. The foregoing numbers of shares and percentages are subject to change in the event that the capitalization of either Rational or Pure Atria changes subsequent to March 31, 1997, and prior to the effective time of the Pure Atria Merger.

         Pure Atria develops, markets and supports a comprehensive integrated suite of software products that are designed to improve the software development process and enable the production of reliable, high-quality software. Pure Atria's products, which include ClearCase, Purify, ClearDDTS, and Performix, comprise a family of tools for use from initial software development through quality assurance and deployment.

RECENT ACQUISITIONS

         For a discussion of recent acquisitions by the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operation--Overview--Recent Acquisitions."

                          RATIONAL SOFTWARE CORPORATION
--------------------------------------------------------------------------------

BUSINESS ALLIANCE WITH MICROSOFT

         On October 2, 1996, Rational and Microsoft announced the formation of a business alliance which consists of Rational's acquisition of Microsoft's
Visual Test product, technology cross-licensing, joint development projects and joint marketing programs.

         In connection with this alliance, Rational acquired from Microsoft the Visual Test product, a leading software testing tool.

         The cross-licensing element of the alliance includes a five-year license to Rational to develop and distribute, as part of Rational's products, Microsoft's Developer Studio, an integrated development environment for Windows 95 and Windows NT.

     Rational has entered into a two-year agreement to develop a visual modeling product, including certain elements of Rational Rose, for distribution in certain Microsoft development tools which run on Windows 95 and Windows NT. Rational will be obligated to provide timely product updates to maintain compatibility with changes

                          RATIONAL SOFTWARE CORPORATION
--------------------------------------------------------------------------------


in Microsoft operating systems. Following expiration of the agreement, Microsoft will have the option to obtain a perpetual, non-exclusive right to source code for the product, including certain aspects of Rational's Rose technology.

         Rational's objective in acquiring the Visual Test product and partnering with Microsoft is to extend Rational's product line and to increase the use of component-based development by providing visual modeling capabilities to developers using Microsoft's visual tools. In addition, Rational believes that its arrangement with Microsoft will expose Rational's technology to potential customers outside of its historical customer base. Rational expects that changes in its pricing models and combinations of features within product lines will be required to encourage these potential customers to purchase Rational products. Rational's objective in entering into the cross-licensing arrangements with Microsoft was not to generate direct product revenue from Microsoft, and Rational does not expect such arrangements to directly result in a material increase in product revenue.

PRODUCT DEVELOPMENT

         Rational believes that its success will depend largely upon its ability to enhance existing products and develop new products that meet the needs of a rapidly evolving marketplace and increasingly sophisticated and demanding customers. Rational intends to extend and strengthen its lifecycle support for component-based development by expanding its product offerings, introducing new products, and offering higher levels of integration among its products. Rational uses its own software processes and tools extensively in its own software development activities. While Rational has primarily developed products internally, it may, based on timing and cost considerations, acquire technologies or products from third parties.

         Rational's research and development staff, including product development, product support and technical writing personnel consists of 286 employees as March 31, 1997. Rational's total research and development expenses were approximately $13.9 million, $18.3 million and $24.4 million in fiscal years 1995, 1996, and 1997, respectively. As a result of the Company's merger with SQA, Inc., accounted for as a pooling of interests, research and development costs are presented on a combined basis for all periods shown.


CUSTOMERS AND APPLICATIONS

         Over 90,000 licenses of Rational's software products, exclusive of Visual Test but inclusive of SQA Suite, have been sold to over 12,500 customers worldwide. No single customer accounted for 10% or more of revenues in fiscal 1997. Rational's comprehensive solution of software development tools and professional services is used by major organizations in many industry segments to design, build and maintain complex software systems.

                          RATIONAL SOFTWARE CORPORATION
--------------------------------------------------------------------------------


SALES AND MARKETING

         Rational markets and sells its products and services directly through telesales organizations, field operations, sales organizations and indirectly through channels such as Value Added Resellers ("VARs") and distributors.

         Rational's direct selling approach couples sales of its integrated software tools with high-value technical consulting services. Rational has established a major-account direct sales and technical consulting organization in the United States, Canada, Europe, and in the Asia/Pacific/Latin America region.

         Rational's sales, marketing and professional service organization consists of 466 individuals, operating out of corporate headquarters in Santa Clara, California, field offices in other locations throughout North America, the United Kingdom, France, Germany, Sweden, Australia, Taiwan, India, South Korea, New Zealand, Japan and Brazil. Rational's direct international operations are staffed almost exclusively by local personnel. Rational also has distributors and resellers in North America and additional distributors in Spain, Ireland, Italy, Israel, Singapore, Korea, China, Japan and South Africa.

         In support of its sales efforts, Rational's marketing department conducts comprehensive programs which include maintenance of an extensive home page on the World Wide Web, an electronic subscription service for news announcements about Rational, print advertising, direct mail, public relations, trade shows and ongoing customer communications programs. Rational also keeps its customers informed of advances in the field through a customer newsletter, technical papers and other mailings.

         The Company also has an extensive set of relationships with ISVs, including Microsoft, PeopleSoft, Oracle and Intersolv. These companies work closely with Rational on marketing and technology programs, providing customers with a comprehensive, easy-to-use development and test solution. The marketing relationships often involve one or more of the following programs: joint advertising campaigns, exchange of mailing lists, reciprocal use of logos in marketing literature and joint ventures, seminars or trade show presentations.

         International sales accounted for approximately 33%, 35% and 32% of the Company's revenues in fiscal 1995, 1996 and 1997, respectively, and the Company expects that international sales will continue to account for a significant portion of the Company's revenues in future periods. International sales are subject to inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax consequences, price controls or other restrictions on foreign currency and difficulties in obtaining export and import licenses. Any material adverse effect on the Company's international business would be likely to materially and adversely affect the Company's business, operating results and financial condition as a whole. The Company's international sales are generally denominated in foreign currencies. From time to time, the Company enters into short-term forward exchange contracts to hedge against the impact of foreign currency fluctuations on accounts receivable denominated in foreign currencies. Gains and losses on the conversion of foreign payments into U.S. dollars may contribute to fluctuations in the Company's results of operations. Although the Company has not

                          RATIONAL SOFTWARE CORPORATION
--------------------------------------------------------------------------------


experienced any material adverse impact to date from fluctuations in foreign currencies, there can be no assurance that the Company will not experience a material adverse impact on its financial condition and results of operations from fluctuations in foreign currencies in the future. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations--Overview--International Sales."

FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     Total revenue from international sales and related consulting and customer support in different geographic areas is as follows at March 31, (in thousands):

                            1995     1996     1997
                           ------   ------   ------
Net Sales to Customers:
   Western Europe........  $12,776  $25,066  $31,934
   Other.................   13,086   10,873   13,924
                           -------  -------  -------
     Total                 $25,862  $35,939  $45,858
                           =======  =======  =======

     "Other," above, primarily consists of sales to Canada and the Asia/Pacific region.

PRODUCT PRICING

         Rational's software licenses are normally perpetual, fully-paid-up floating licenses. The floating license limits the number of simultaneous users in a network instead of being associated with a specific user or computer. Rational also offers other kinds of licenses, such as node-locked licenses that limit a software license to a single computer and project licenses that provide selected Rational tools to all the developers working on a specific project.

         The bulk of Rational's net product revenue in fiscal 1997 was derived from sales of its Rational Rose, SQA Suite and Rational Apex product families. Elements of the Rational Rose family range in price from $495 for a single-user PC version of Rational Rose, to $2,400 for Rational Rose/Visual Basic on a PC, to $8,400 for a floating license of Rational Rose/C++ on a UNIX workstation. Elements of SQA Suite, available on Windows, range from $1,395 for SQA Manager, $3,295 for SQA Suite Team Test Edition, to $37,500 for high-capacity versions of SQA LoadTest. Elements of the Apex family range in price from $7,500 for an Apex C++ license on UNIX to $22,000 for an Apex Ada license on UNIX. Rational's products are often sold in multiple quantities to teams of software developers working together in a client/server environment. Rational offers standard discounts based on dollar volume in a single purchase order.

         Rational also offers a support program which entitles a licensee to receive all enhancements and upgrades to the licensed product that are published in the succeeding twelve month period, as well as certain other support services. Annual fees for support generally range from 15% to 20% of the software license fee.

         Rational's packaged training courses are offered in the form of open-enrollment public courses and in-house courses at customer facilities, which range from $1,750 per person for a typical four-day course, to between $3,000 to $12,500 for in-house courses depending on the length of the course and the maximum number of students in the class. Rational's packaged consulting services range from approximately $50,000 to several hundred thousand dollars. Currently, custom consulting is priced on a time-and-materials basis, although Rational plans to bill more of its custom consulting on a project-by-project basis in the future.


COMPETITION

         The industry for tools for automating software application development and management is extremely competitive and rapidly changing. Rational expects to continue to experience significant and increasing levels of competition in the future. Bases of competition include corporate and product reputation, innovation with frequent product enhancement, breadth of integrated product line, the availability of integrated suites and bundles, product architecture, functionality and features, product quality, performance, ease-of-use, support, availability of technical consulting services and price. Rational faces intense competition for each product within its product lines, generally from both Windows and UNIX vendors. Because individual product sales are often the first step in a broader customer relationship, Rational's success will depend in part upon its ability to successfully compete with numerous competitors at each point within its product line.

         Rational faces competition from software development tools and processes developed internally by customers, including ad hoc integrations of numerous stand-alone development tools. Customers may be reluctant to purchase products offered by independent vendors such as the Company. As a result, the Company must educate prospective customers as to the advantages of the Company's products versus internally developed software quality systems.

                          RATIONAL SOFTWARE CORPORATION
--------------------------------------------------------------------------------


         Rational faces competition from, among others, Intersolv, Inc., Platinum Technology, Inc., Select Software Tools plc, Cayenne, Oracle, IBM Corporation ("IBM"), Sun Microsystems, and Sybase Inc. as well as numerous privately held tool suppliers offering traditional CASE tools that compete with the Rational Rose approach to visual modeling and component-based development. Rational's RequisitePro requirements management product faces competition from companies such as GEC-Marconi. Rational's software testing tools--SQA Suite, Rational Visual Test and preVue--face competition from Compuware, Mercury Interactive Corporation, Segue Software, Inc., Intersolv, Inc., Computer Associates, Platinum Technologies, Terodyne, Cyrano, SQL Bench International, Inc., and several private companies offering testing automation tools. Microsoft, Compuware, Oracle, Sybase and several of the major UNIX platform vendors, including Sun Microsystems, Hewlett Packard, Digital Equipment Corporation, Silicon Graphics Inc., and IBM, also compete with Rational with respect to software quality products and testing tools, with testing products customized to certain of their other software products. Rational Apex for C/C++ faces competition from, among others, major UNIX platform vendors such as Sun Microsystems, Hewlett-Packard and Digital Equipment Corporation, which have C/C++ compilers and debuggers and in some cases programming environments for their platforms. In addition, numerous privately held companies offer compilers, debuggers and programming environments which compete with Rational Apex. The Rational Summit product line faces competition from various suppliers offering products with change management functions, including Continuous Software Corporation, Hewlett Packard, True Software, SQL Software, LTD., Intersolv, Inc., Sun Microsystems and IBM. Rational's Apex Ada and VADs product lines face competition from Aonix, Green Hills Software, Inc. and a large number of other suppliers offering Ada products for native and embedded systems.

         Rational believes that the major competitive factors in its markets are corporate and product reputation, breadth of coverage by an integrated product line, product architecture, functionality and features, product quality, performance, ease-of-use, quality of support, availability of technical consulting services and price. Rational believes that its combination of an integrated family of products supporting component-based development throughout the software development lifecycle and its emphasis on controlled iterative development, visual modeling and an architecture-driven process, coupled with its extensive major-account direct sales and technical consulting organization and the supporting channels such as VARs, telesales and the World Wide Web, are effective selling tools.

         Rational believes that the increased level of competition it observed in fiscal 1997 will continue to increase. Certain of Rational's competitors are more experienced than Rational in the development of software-engineering tools, databases or software-development products. Some of Rational's competitors have, and new competitors may have, larger technical staffs, more established distribution channels and greater financial resources than Rational. There can be no assurance that either existing or new competitors will not develop products that are superior to Rational's products or that achieve greater market acceptance. Rational's future success will depend in large part upon its ability to increase its share of its target markets and to license additional products and product enhancements to existing customers. Future competition may result in price reductions, reduced margins or loss of sales which in turn would have a material adverse effect on the Company's business, results of operations and financial condition.

INTELLECTUAL PROPERTY

         Rational regards its software as proprietary and attempts to protect it under a combination of copyright, trademark and trade secret laws, employee and third-party non-disclosure agreements and other methods of protection. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of

                          RATIONAL SOFTWARE CORPORATION
--------------------------------------------------------------------------------


Rational's products or to reverse engineer or obtain and use information Rational regards as proprietary. While Rational's competitive position may be affected by its ability to protect its proprietary information, Rational believes that trademark and copyright protections are less significant to Rational's success than other factors, such as trade secret protection, the knowledge, ability and experience of Rational's personnel, name recognition and ongoing product development and support.

         Rational's software products are generally licensed to end users on a "right to use" basis pursuant to a perpetual license. Rational licenses its products primarily under "shrink wrap" licenses (i.e., licenses included as part of the product packaging). Shrink wrap licenses are not negotiated with or signed by individual licensees and purport to take effect upon the opening of the product package. Certain provisions of such licenses, including provisions protecting against unauthorized use, copying, transfer and disclosure of the licensed program, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect Rational's proprietary rights to the same extent as do the laws of the United States.

         As the number of software products in the industry increases and the functionality of these products further overlaps, Rational believes that software programs will increasingly become subject to infringement claims. There can be no assurance that third parties will not assert infringement claims against Rational in the future with respect to current or future products. Any such assertion could require Rational to enter into royalty arrangements or result in costly litigation.

EMPLOYEES

         As of March 31, 1997, Rational employed 845 full-time personnel, including 286 in product development and support, 466 in sales, marketing and technical consulting and 93 in finance and administration. Rational's employees are not represented by any collective bargaining organization, and Rational has never experienced a work stoppage. Rational believes its success will depend in part on its continued ability to attract and retain highly qualified personnel in a competitive market for experienced and talented software engineers and sales and marketing personnel.

EXECUTIVE OFFICERS

         The executive officers of Rational and their ages as of June 12, 1997 are as follows:

Name                    Age       Position
----                    ---       --------
Paul D. Levy             41       Chief Executive Officer
Michael T. Devlin        42       President
Robert T. Bond           54       Senior Vice President, Chief Operating Officer, Chief
                                   Financial Officer, and Secretary
David H. Bernstein       45       Senior Vice President and General Manager, Products
John R. Lovitt           52       Senior Vice President Worldwide Field Operations
Thomas F. Bogan          45       Vice President and General Manager, SQA Business Unit
Timothy A. Brennan       41       Vice President, Finance and Administration
Frederick J. Ciaramaglia 49       Vice President, Research and Development
James P. Cluchey         49       Vice President, European Operations
William T. Dedrick       41       Vice President, Channel and Telesales Operations
Kevin J. Haar            40       Vice President, Major Accounts, North American Field
                                   Operations

                          RATIONAL SOFTWARE CORPORATION
--------------------------------------------------------------------------------

Roger A. Hodskins          41       Vice President, Business Development
Ivar Jacobson              58       Vice President, Business Engineering
Dean Leffingwell           47       Vice President and General Manager, Requirements
                                      Management Business Products
Joseph N. Marasco          51       Vice President and General Manager Programming
                                      Environments
Gregory L. Meyers          40       Vice President and General Manager, Rose Business Unit
Richard P. Reitman         44       Vice President, Process and Project Management Products
Gerard J. Rudisin          43       Vice President, Corporate Marketing and Technical Marketing
Eric L. Schurr             39       Vice President, Product Marketing Commercial IS Products

     Paul D. Levy co-founded Rational in 1981. He is currently Chairman of the Board and Chief Executive Officer. Prior to September 1996, Mr. Levy served as President and Chief Executive Officer of Rational. Mr. Levy is a director of Peerless Systems Corporation. Mr. Levy is the son-in-law of Mr. Campbell.

     Michael T. Devlin co-founded Rational in 1981. He is currently President and a director. Prior to September 1996, Mr. Devlin served as Chairman of the Board of Rational.

     Robert T. Bond joined Rational in 1983 as Vice President of Marketing. In 1990, he was named Senior Vice President and General Manager of International Field Operations. In April, 1996 he was named Senior Vice President, Chief Operating Officer, Chief Financial Officer and Secretary of Rational.

     David H. Bernstein joined Rational in 1982 as Vice President, Product Development. In 1991, Mr. Bernstein was named Vice President and General Manager of the Ada Business Unit. Mr. Bernstein was named Vice President and General Manager, Object Technology Products, and Senior Vice President and General Manager, Object Technology Products in 1994 and 1995, respectively. In May 1996, Mr. Bernstein was named Senior Vice President and General Manager, Products.

     John R. Lovitt joined Rational as a Regional Manager responsible for sales and marketing in 1986. In 1990, he was promoted to Vice President, and subsequently to Senior Vice President, North American Field Operations. In November 1996, Mr. Lovitt was promoted to Senior Vice President, Worldwide Field Operations where he is responsible for worldwide field sales and marketing and technical services.

                          RATIONAL SOFTWARE CORPORATION
--------------------------------------------------------------------------------

     Thomas F. Bogan joined Rational as Vice President and General Manager,
SQA Business Unit when Rational acquired SQA, Inc. Prior to joining Rational, Mr. Bogan served as Senior Vice President, Finance & Administration, Chief Financial Officer, Treasurer, and Assistant Secretary of SQA, Inc. since July 1996. Prior to joining SQA, Mr. Bogan was President and Chief Executive Officer of Pacific Data Products, Inc., a printer peripherals and networking vendor from 1993 to 1996. From 1987 to 1993, Mr. Bogan was President and Chief Executive Officer of Avatar Corporation, a provider of Macintosh networking and connectivity solutions. Mr. Bogan is a director of American Service Group, Inc.

     Timothy A. Brennan is Vice President, Finance and Administration. He joined Rational as Corporate Controller in 1994. From 1987 to 1994, Mr. Brennan held various financial management and controllership positions with The ASK Group, Inc.

     Frederick J. Ciaramaglia joined Rational as Vice President, Research and Development when Rational acquired SQA, Inc. Prior to joining Rational, Mr. Ciaramaglia served as Vice President, Research and Development of SQA since March 1994. From 1992 to 1994, Mr. Ciaramaglia served as Senior Vice President, Development at Clinical Information Advantages, Inc., a computerized patient record software products company. Mr. Ciaramaglia was a founder of Softbridge Microsystems, Inc., a software development company and served as its Senior Vice President, Technology from 1983 to 1992.

     James P. Cluchey joined Rational as Vice President, European Operations when Rational acquired SQA, Inc. Prior to joining Rational, Mr. Cluchey served as Vice President, Managing Director of European Operations of SQA since January 1995. From 1993 to 1995, Mr. Cluchey served as Vice President Europe of ST Europe PLC, a sales force automation software company and a subsidiary of the Dun and Bradstreet group. From 1991 to 1993, Mr. Cluchey served as Vice President Europe of Datalogix Europe, the European division of Datalogix International, Inc. a software applications company.

     William T. Dedrick joined Rational as Vice President, Channels and Telesales Operations when Rational acquired SQA, Inc. Prior to joining Rational, Mr. Dedrick served as Vice President, U.S. Sales of SQA since 1993. From 1992 to 1993, Mr. Dedrick served as Vice President, North American Sales of Easel Corporation, a software development company.

     Kevin J. Haar is Vice President, Major Accounts, North American Field Operations. He joined Rational in 1986 as an account representative in the field sales force. Since then, he has held a number of positions, most recently District Manager and Eastern Regional Manager.

     Roger A. Hodskins joined Rational as Vice President, Business
Development when Rational acquired SQA, Inc. Prior to joining Rational, Mr. Hodskins served as Vice President, Strategic Alliances of SQA since January 1996. Mr. Hodskins joined SQA in February 1992 as the Director of Alternate Channels and was appointed Vice President, Enterprise Partners in January 1995. From 1988 to 1992, Mr. Hodskins served as Manager, Geographic Information Systems and Senior International Marketing Manager of Wang Laboratories, Inc.

     Ivar Jacobson joined Rational as Vice President, Business Engineering in 1995, when Rational acquired Objectory AB. Prior to joining Rational, Mr. Jacobson served as President of Objectory AB from 1990 to 1991, and as Vice President of Objectory AB from 1991 to 1995.

                          RATIONAL SOFTWARE CORPORATION
--------------------------------------------------------------------------------

Executive Officer of Avatar Corporation, a provider of Macintosh networking and connectivity solutions. Mr. Bogan is a director of American Service Group, Inc.

     Dean A. Leffingwell joined Rational as Vice President and General Manager, Requirements Management Business Products, when Rational acquired Requisite, Inc. Prior to joining Rational, Leffingwell served as Chief Executive Officer of Requisite, Inc., which he co-founded in 1994. Prior to 1994, Leffingwell served as Chairman of Colorado MEDtech, Inc., where he continues to serve as a director.

     Joseph N. Marasco is Vice President and General Manager, Programming Environments. He joined Rational in 1986 as a product manager. He has since held various positions in Rational, including Director of Product Marketing, Director of Consulting Services and Director of Engineering for the Apex product line and Vice President and General Manager, Windows Application Construction Products.

     Gregory L. Meyers is Vice President and General Manager, Rose Business Unit. Mr. Meyers joined Rational as Director of Rose Development in 1995, when Rational acquired Palladio Software Corporation. In April 1996, Mr. Meyers was named Vice President and General Manager, Object Modeling Products. Prior to joining Rational, Mr. Meyers served as Project Manager at General Electric Medical Systems from 1990 to 1992, and as Chief Architect, Software Tools at Palladio Software Corporation from 1992 to 1995.

     Richard P. Reitman joined Rational in 1982. From 1991 to 1993, he served as Product Architect, and from 1993 until 1996 he served as Chief Product Architect of Rational. Mr. Reitman now serves as Vice President, Process and Project Management Products. Since March 1996, Mr. Reitman has also been Chairman and Secretary of Reitman Corp. Medical Regulatory Consulting, a business consulting firm unaffiliated with Rational.

     Gerard J. Rudisin is Vice President, Corporate Marketing and Technical Marketing. Mr. Rudisin joined Rational in 1991 as Director of Marketing for Rational's Ada products. In 1993 he was named Vice President, Corporate Marketing.

     Eric L. Schurr joined Rational as Vice President, Product Marketing Commercial IS Products when Rational acquired SQA, Inc. Prior to joining Rational, Mr. Schurr served as Vice President, Product Management and Marketing since April 1994. Mr. Schurr joined SQA in November 1992 as the Director of Marketing. From 1983 to 1992, Mr. Schurr held various field, technical and marketing positions at Cognos, most recently as Director, Marketing Support. From 1980 through 1983, Mr. Schurr was an analyst at The Standard Oil Company.

                         RATIONAL SOFTWARE CORPORATION
--------------------------------------------------------------------------------

FACTORS THAT MAY AFFECT FUTURE RESULTS

Fluctuations In Operating Results.
---------------------------------

    Revenue in any quarter is substantially dependent on orders booked and shipped in that quarter. Because staffing and operating expenses are based on anticipated revenue levels, and a high percentage of the costs are fixed, small variations in the timing of the recognition of specific revenues could cause significant variations in operating results from quarter to quarter. Historically, the Company has earned a substantial portion of its revenues in the last weeks of the quarter. To the extent these trends continue, the failure to achieve such revenues in the last weeks of any given quarter will have a material adverse effect on the Company's financial results for that quarter. The Company's revenue is difficult to forecast due to the fact that Rational's sales cycles, from initial evaluation to purchase, vary substantially from customer to customer and from product to product, and because the markets for Rational's products are rapidly evolving. In addition, the Company's results will be affected by the number, timing and significance of new product announcements by it and its competitors, its ability to develop, introduce and market new and enhanced and integrated versions of its products on a timely basis, the level of product and price competition, changes in operating expenses, changes in average selling prices and product mix, any changes in its sales incentive strategy, the experience level of and any changes in sales personnel, any changes in sales cycles, the mix of direct and indirect sales, product returns and general economic factors, among others. The Company's sales will also be sensitive to existing and prospective customers' budgeting practices and to potential cutbacks in defense spending, which has historically been a significant factor for Rational.

     Although Rational has experienced increasing revenues in each of the past twelve quarters, its sales compensation structure has historically resulted in revenues for the first quarter of a fiscal year being lower than revenues for the fourth quarter of the prior fiscal year. There can be no assurance that similar fluctuations will not occur again in the future.

     Rational recorded a net loss for the quarter and year ended March 31, 1997, primarily as a result of certain one-time charges associated with acquisitions of businesses and assets in the second half of the fiscal year. Rational may experience unanticipated costs related to these or other acquisitions in future periods, and difficulties in integrating these or other acquisitions into Rational's operations may materially and adversely affect Rational's results of operations and financial condition in the future.

     The Company estimates that direct transaction costs associated with the anticipated acquisition of Pure Atria Corporation ("Pure Atria") will total approximately $15 million, which will result in a non-recurring charge to operations upon consummation of such transaction. The Company expects to incur a non-recurring charge to operations of between $40 million and $60 million, primarily in the quarter ending September 30, 1997, the quarter in which such transaction is expected to be consummated, to reflect costs associated with integrating the two companies. Actual costs may substantially exceed such estimates, unanticipated expenses associated with the integration of the two companies may arise, or the Company may incur additional material charges in subsequent quarters to reflect additional costs associated with the integration of the two companies. Total costs associated with such transaction are anticipated to result in an operating loss and a net loss for the Company's quarter ending September 30, 1997, and for the fiscal year ending March 31, 1998, and could negatively impact financial results in future periods for the reasons discussed above.

     Although Rational has experienced growth in revenues in recent years, there can be no assurance that, in the future, Rational will sustain revenue growth or be profitable on a quarterly or annual basis. Further, the revenues and operating income (exclusive of nonrecurring operating, restructuring and merger-related expenses) experienced by Rational in recent quarters are not necessarily indicative of future results, and period-to-period comparisons of Rational's financial results should not be relied upon as an indication of future performance. Fluctuations in operating results may also result in volatility in the prices of Rational's Common Stock.

     Due to all of the foregoing factors, it is possible that in some future quarter Rational's operating results will be below the expectations of public market analysts and investors. In such event, the price of Rational's Common Stock would likely be materially adversely affected, and significant declines in stock prices frequently result in costly and lengthy securities litigation, with its attendant costs, distraction and liability exposure.


Volatility Of Stock Price.
-------------------------

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

     Any shortfall in anticipated operating results could have an immediate and significant adverse effect on the market price of the Company's Common Stock. The Company's net income per share may decrease as a result of the proposed Pure Atria Merger, and potential business synergies, if achieved, of Rational and Pure Atria may not offset any such dilution. Further, the Company will incur substantial merger-related charges primarily in the quarter in which the Merger is consummated. Rational expects the Merger to be accretive in the long-term. However, this forward-looking statement may not prove to be an accurate prediction due to unforseen changes, inaccurate or incomplete assumptions regarding the current business or future prospects of either or both of the companies, or other reasons. Rational expects that the proposed Pure Atria Merger may be dilutive in the initial periods following its effective time, and there can be no assurance as to when the Merger will become accretive, if ever. Any failure of the proposed Pure Atria Merger to meet expectations as to potential business synergies or any failure of the proposed Pure Atria Merger to be accretive in any quarter could have an immediate and significant adverse effect on the market price of the Company's Common Stock.

     Statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to the market for software and high technology company stocks or relating to Rational specifically have restulted, and could in the future result, in an immediate and adverse effect on the market price of Rational's Common Stock. Statements by financial or industry analysts regarding the extent of the dilution in Rational's net income per share resulting from operating results, the proposed Pure Atria Merger or other developments and the extent to which such analysts expect potential business synergies to offset such dilution can be expected to contribute to volatility in the market price of Rational's Common Stock. In addition, in recent years the stock market in general, and the shares of technology companies in particular, have experienced extreme price fluctuations. This volatility has had a substantial effect on the market prices of securities issued by many companies, including Rational, in certain cases for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Rational Common Stock.

                         RATIONAL SOFTWARE CORPORATION
--------------------------------------------------------------------------------

Risks Associated With Recent And Future Acquisitions.
----------------------------------------------------

     During approximately the past three years, and the past year in particular, Rational has made a number of strategic acquisitions. Rational acquired SQA, Inc., Performance Awareness Corporation, Requisite, Inc., Softlab AB, and Software 9000 in the quarter ended March 31, 1997; the Visual Test product from Microsoft in October 1996; and made other acquisitions in earlier periods. On April 7, 1997, Rational entered into a definitive agreement to acquire Pure Atria Corporation (the "Pure Atria Agreement"). See "Business - Definitive Agreement to Acquire Pure Atria Corporation." Acquisitions may result in the diversion of management's attention from day-to-day operations and may include numerous other risks, including difficulties in the integration of operations, products and personnel. To the extent that acquisitions have in the past resulted,or may in the future result, in a diversion of resources or that efforts to integrate recent and future acquisitions fail, there could be a material adverse effect on Rational's business, results of operations and financial condition. Acquisitions have the potential to result in dilutive issuances of equity securities, the incurrence of debt, and amortization expenses related to goodwill and other intangible assets. Rational management has historically evaluated on an ongoing basis the strategic opportunities available to the Company. Rational may in the near-or long-term future pursue acquisitions of complementary products, technologies or businesses. Pursuant to the terms of the Pure Atria Agreement, while the Pure Atria Merger is pending, Rational is limited in its ability to undertake material acquisitions without first obtaining the consent of Pure Atria. As a result, future acquisition opportunities which the Rational Board might consider to be advantageous to Rational, could be materially more difficult to pursue, and could be lost to competitors of Rational.

Dependence Upon Market Growth And Development Of Industry Standards.
-------------------------------------------------------------------

     Rational's future growth and financial performance will depend in part upon continued growth in the need for and sales of tools for automating software application development and management. Sales of these products may not continue to grow or the Company may be unable to respond effectively to evolving customer requirements. The number of software developers using Rational's products is relatively small compared to the number of developers using more traditional technology and products. The adoption of the Company's products by software programmers who have traditionally used other technology requires re-orientation to significantly different programming methods. The acceptance of the Company's products, therefore, may not expand beyond sophisticated programmers who are early adopters of the technology. Furthermore, potential customers may be unwilling to make the investment required to retrain programmers to build software using the Company's products rather than traditional programming techniques. Many of Rational's customers have purchased only small quantities of the Company's products, and these or new customers may decide not to broadly implement or purchase additional units of such products.

     Rational's future growth and financial performance may depend upon the development of industry standards that facilitate the adoption of component-based development, as well as Rational's ability to play a leading role in the establishment of those standards. The Company has developed the Unified Modeling Language ("UML") for visual modeling and has submitted an application to the Object Management Group ("OMG"), an industry consortium, for inclusion of the UML in their Object Analysis and Design Facility specification. Competing standards, including some that support the UML as well as other notations, also are expected to be submitted to the OMG. The official sanction of a competing standard by the OMG could have a material adverse effect on Rational's marketing and sales efforts and, in turn, on Rational's business, operating results and financial condition.

Expansion Of Product Lines; Dependence Upon New Product Introductions.
----------------------------------------------------------------------

     The Company believes that its continued success will depend in part upon its ability to provide a tightly integrated line of software application development tools, as well as integrated product suites and bundles, that support software development for a number of implementation languages. This will require the Company to modify and enhance its current products and to continue to develop, introduce and integrate new products. The Company also believes its continued success will become increasingly dependent on its ability to support the Microsoft platform, including Windows 95 and Windows NT operating systems. The Company believes that it will be particularly important to successfully develop and market a broader line of products for C++, Visual Basic, Java and other implementation languages in order to be successful in its efforts to broaden its customer base and to further increase its share within its existing market segments. The Company may be unable to successfully develop and market such a broad line of products, or may encounter unexpected difficulties and delays in integrating new products with existing product lines.

     Rational has plans to introduce new products and enhanced versions of current products during the next few fiscal quarters. Delay in the start of shipment of new, enhanced or integrated products, suites and bundles would have an adverse effect on the Company's revenues, gross profit and operating income. As a result of Rational's business alliance with Microsoft, certain of Rational's new product releases are expected to be tightly integrated with new releases of certain Microsoft products. To the extent that scheduled Microsoft product releases are delayed, there could be a material adverse effect on Rational's revenues from new products.

    Rational attempts to make adequate allowances in its product release schedules for both internal and beta-site testing of product performance. Because of the complexity of the Company's products, however, the release of new products may be postponed should test results indicate the need for redesign and retesting, or should the Company elect to add product enhancements in response to beta customer feedback.

                         RATIONAL SOFTWARE CORPORATION
--------------------------------------------------------------------------------

COMPETITION

         The industry for tools for automating software application development and management is extremely competitive and rapidly changing. Rational expects to continue to experience significant and increasing levels of competition in the future. Bases of competition include corporate and product reputation, innovation with frequent product enhancement, breadth of integrated product line, the availability of integrated suites and bundles, product architecture, functionality and features, product quality, performance, ease-of-use, support, availability of technical consulting services and price. Rational faces intense competition for each product within its product lines, generally from both Windows and UNIX vendors. Because individual product sales are often the first step in a broader customer relationship, Rational's success will depend in part upon its ability to successfully compete with numerous competitors at each point within its product line.

         Rational faces competition from software development tools and processes developed internally by customers, including ad hoc integrations of numerous stand-alone development tools. Customers may be reluctant to purchase products offered by independent vendors such as the Company. As a result, the Company must educate prospective customers as to the advantages of the Company's products versus internally developed software quality systems.

         Rational faces competition from, among others, Intersolv, Inc., Platinum Technology, Inc., Select Software Tools plc, Cayenne, Oracle, IBM Corporation ("IBM"), Sun Microsystems, and Sybase Inc. as well as numerous privately held tool suppliers offering traditional CASE tools that compete with the Rational Rose approach to visual modeling and component-based development. Rational's RequisitePro requirements management product faces competition from companies such as GEC-Marconi. Rational's software testing tools--SQA Suite, Rational Visual Test and preVue--face competition from Compuware, Mercury Interactive Corporation, Segue Software, Inc., Intersolv, Inc., Computer Associates, Platinum Technologies, Terodyne, Cyrano, SQL Bench International, Inc., and several private companies offering testing automation tools. Microsoft, Compuware, Oracle, Sybase and several of the major UNIX platform vendors, including Sun Microsystems, Hewlett Packard, Digital Equipment Corporation, Silicon Graphics Inc., and IBM, also compete with Rational with respect to software quality products and testing tools, with testing products customized to certain of their other software products. Rational Apex for C/C++ faces competition from, among others, major UNIX platform vendors such as Sun Microsystems, Hewlett-Packard and Digital Equipment Corporation, which have C/C++ compilers and debuggers and in some cases programming environments for their platforms. In addition, numerous privately held companies offer compilers, debuggers and programming environments which compete with Rational Apex. The Rational Summit product line faces competition from various suppliers offering products with change management functions, including Continuous Software Corporation, Hewlett Packard, True Software, SQL Software, LTD., Intersolv, Inc., Sun Microsystems and IBM. Rational's Apex Ada and VADs product lines face competition from Aonix, Green Hills Software, Inc. and a large number of other suppliers offering Ada products for native and embedded systems.

         Rational believes that the increased level of competition it observed in fiscal 1997 will continue to increase. Certain of Rational's competitors are more experienced than Rational in the development of software-engineering tools, databases or software-development products. Some of Rational's competitors have, and new competitors may have, larger technical staffs, more established distribution channels and greater financial resources than Rational. There can be no assurance that either existing or new competitors will not develop products that are superior to Rational's products or that achieve greater market acceptance. Rational's future success will depend in large part upon its ability to increase its share of its target markets and to license additional products and product enhancements to existing customers. Future competition may result in price reductions, reduced margins or loss of sales which in turn would have a material adverse effect on the Company's business, results of operations and financial condition.


Dependence Upon Sales Force And Other Channels Of Distribution.
------------------------------------------------------------

     Rational currently distributes its products primarily through field sales personnel teamed with highly trained technical support personnel. Rational believes that a high level of technical consulting, training and customer support is essential to maintaining its competitive position, and has found that the ability to deliver a high level of technical consulting, training and customer support is an important selling point with respect to its products. While complementary to Rational's products, the services provided by these personnel have historically yielded lower margins for Rational than the Company's product business. If these services constitute a higher proportion of total revenues in the future, the Company's margins will be adversely affected. Rational markets and sells its products and services directly through telesales organizations, field operations, sales organizations and indirectly through channels such as VARs and distributors. There can be no assurance that such channels will be successful in increasing sales of the Company's products or in reducing its sales costs on a percentage basis.

                         RATIONAL SOFTWARE CORPORATION
--------------------------------------------------------------------------------

Dependence on Key Personnel.
---------------------------

     Rational believes that the hiring and retaining of qualified individuals at all levels in the Company will be essential to the Company's ability to manage growth successfully, and there can be no assurance that the Company will be successful in attracting and retaining the necessary personnel. The Company will be particularly dependent upon the efforts and abilities of its senior management personnel. The departure of any of the senior management members or other key personnel of the Company could have a material adverse effect on the Company's business, financial condition, or results of operations depending upon the timing of the departure, changes in the Company's business prior to such time, the availability of qualified personnel to replace them, and whether such personnel depart singly contemporaneously, or as a group, among other factors. Merger activities, such as the proposed acquisition of Pure Atria, can be accompanied or followed by the departure of key personnel, which can compound the difficulty of integrating the operations of the parties to the business combination. None of the Rational executive officers is subject to any agreement not to compete or severance agreement with Rational.

     The ability of the Company to attract and retain the highly trained technical personnel that are integral to its direct sales and product development teams may limit the rate at which the Company can develop products and generate sales. Competition for qualified personnel in the software industry is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. Merger activities, such as the proposed acquisition of Pure Atria, may have a destabilizing effect on employee retention at all levels within the Company. Departures of existing personnel, particularly in key technical, sales, marketing or management positions, can be disruptive and can result in departures of other existing personnel, which in turn could have a material adverse effect upon the Company's business, operating results and financial condition.

     A traditional means of retaining employees following declines in a corporation's stock price, such as those experienced recently by Rational, is to reprice "underwater" stock options, both to offer an equity incentive to existing employees and to avoid inequities relative to new employees offered lower-priced options. However, attempts to address potential employee attrition by repricing employee stock options could be negatively interpreted by analysts and investors and possibly negatively affect the proposed pooling-of-interests accounting treatment for the proposed Pure Atria Merger. As long as substantial numbers of options remain underwater, Rational, may suffer employee attrition in excess of historical rates, which could have a material adverse effect on the Company's business, results of operations and financial condition.

                         RATIONAL SOFTWARE CORPORATION
--------------------------------------------------------------------------------

Rapid Technological Change.
--------------------------

     The industry for tools for automating software application development and management is characterized by rapid technological advances, changes in customer requirements and frequent new product introductions and enhancements. The introduction of products embodying new technologies and the emergence of new industry standards and practices can render existing products obsolete and unmarketable. The Company must respond rapidly to developments related to Internet and intranet applications, hardware platforms, operating systems and applicable programming languages. Such developments will require the Company to make substantial product development investments. Any failure by the Company to anticipate or respond adequately to technology developments and customer requirements, or any significant delays in product development, introduction or integration could result in a loss of competitiveness or revenue. To the extent the Company does not respond to technological change or evolving customer requirements with new products or product enhancements, such new products or product enhancements may fail to achieve market acceptance.

     In addition, rapid growth of interest in and use of Internet and intranet environments is a recent and emerging phenomenon. The Company's success may depend, in part, on the compatibility of its products with Internet and intranet applications. The Company may fail to effectively adapt its products for use in Internet or intranet environments or to produce competitive Internet and intranet applications.

     Rational believes that factors affecting the ability of its products to achieve broad consumer acceptance include product performance, price, ease of adoption, displacement of existing approaches and adaptation to rapid technological change and competitive product offerings. The Company may be unable to respond promptly and effectively to the challenges of technological change and its competitors' innovations, and it is possible that the Company will be unable to achieve the necessary market acceptance, or compete effectively, in new markets.

Dependence On Strategic Relationships.
-------------------------------------

     Rational's development, marketing and distribution strategies rely increasingly on its ability to form long-term strategic relationships with major software and hardware vendors, many of whom are substantially larger than Rational. These business relationships often consist of cooperative marketing programs, joint customer seminars, lead referrals or joint development projects. Although certain aspects of some of these relationships are contractual in nature, many important aspects of these relationships depend upon the continued cooperation of each party with Rational. Merger activity, such as the proposed acquisition of Pure Atria, may disrupt these relationships or activities, and certain partners may reassess the value of their relationship with Rational as a result of such merger activity. Divergence in strategy between Rational and any given partner, a change in focus by any given partner, or competitive product offerings introduced by any given partner, may interfere with Rational's ability to develop, market, sell or support its products, which in turn would have a material adverse effect on Rational's business, results of operations and financial condition. See "- Business Alliance with Microsoft."

                         RATIONAL SOFTWARE CORPORATION
--------------------------------------------------------------------------------


Business Alliance With Microsoft.
--------------------------------

     On October 2, 1996, Rational and Microsoft announced the formation of a business alliance which consists of Rational's acquisition of Microsoft's Visual Test product, technology cross-licensing, joint development projects and joint marketing programs. While Rational believes that Microsoft's current strategy in relation to the enterprise information systems market is based on component-based development, there can be no assurance that this strategy will continue or that, if it does continue, Microsoft's emphasis or priorities will not change in the future, resulting in less attention and fewer resources being devoted to Microsoft's relationship with Rational. Although certain aspects of the business alliance are contractual in nature, many important aspects of the relationship depend on the continued cooperation of the two companies, and there can be no assurance that Rational and Microsoft will be able to work together successfully over an extended period of time. In addition, there can be no assurance that Microsoft will not use the information it gains in its relationship with Rational to develop or market competing products.

Acquisition Of The Visual Test Product.
--------------------------------------

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

     Rational has granted Microsoft a non-exclusive, perpetual license to the Visual Test product source code for the purpose of creating derivative works and for the purpose of distributing portions of the Visual Test product and derivative works as part of Microsoft products that do not directly compete with the Visual Test product in the software testing tools area. There can be no assurance that Microsoft will not use such rights to create and distribute products that compete with other Rational products. Rational has also granted Microsoft a five-year option to obtain a license to incorporate certain elements of Visual Test technology into Microsoft development tool products, including Visual Basic, Visual C++ and Visual J++. Should Microsoft exercise such right, sales of the Visual Test product by Rational could be materially and adversely impacted. See "--Fluctuations in Operating Results."


Licensing Of Rose Technology To Microsoft.
-----------------------------------------

     In October 1996, Microsoft and Rational entered into a two-year agreement providing for the inclusion of a subset of the Rational Rose visual modeling technology in future versions of Microsoft's enterprise-oriented visual tools. The Company's objective in entering into this arrangement is to expose the Company's technology to a broader customer base, and is not to generate direct product revenue from Microsoft. The Company expects that changes in the Company's pricing models and combinations of features within product lines will be required to appeal to this customer base, and there can be no assurance that such changes will achieve customer acceptance. Rational does not expect the licensing of its Rose technology to Microsoft to directly result in a material increase in product revenue. In addition, there can be no assurance that developers introduced to the Rose technology incorporated into Microsoft products will become purchasers of Rational products in the future. Rational has granted Microsoft the option to obtain a perpetual, non-exclusive right to source code for certain aspects of Rational's Rose technology after the expiration of the agreement. While Rational believes that Microsoft's and Rational's strategies currently are complementary, there can be no assurance that Microsoft will not use this right to develop and market competing products in the future.

                         RATIONAL SOFTWARE CORPORATION
--------------------------------------------------------------------------------


Dependence Upon Major Operating Systems.
---------------------------------------

     Many of Rational's major products have historically been licensed for use principally on certain versions of the UNIX platform. These products constitute a substantial portion of Rational's product and service revenues. Any factors adversely affecting the demand for, or use of, the UNIX operating system that would require changes to Rational's products would have a material adverse effect upon the business, operating results and financial condition of Rational. Likewise, other of Rational's major products have historically been licensed for use purely on the Windows operating system. These products also constitute a substantial portion of Rational's product and service revenues. Any factors adversely affecting the demand for, or use of, the Windows operating system that would require changes to Rational's products would have a material adverse effect upon the business, operating results and financial condition of Rational. In addition, any changes to the underlying components of or interfaces to the UNIX or Windows operating systems that would require changes to Rational's products for those platforms would materially adversely affect Rational if it were not able to successfully develop or implement such changes in a timely fashion.


Adverse Impact Of Promotional Product Versions On Actual Product Sales.
----------------------------------------------------------------------

     The Company's marketing strategy relies in part on making elements of its technology available for no charge or at a very low price, either directly or by incorporating such elements into products offered by the Company's partners, such as Microsoft. This strategy is designed to expose the Company's products to a broader customer base than its historical customer base, and to encourage potential customers to purchase an upgrade or other higher-priced product from the Company. There can be no assurance that the Company will be able to introduce enhancements to its full-price products or versions of its products with intermediate functionality at a rate necessary to adequately differentiate them from the promotional versions, particularly in cases where the Company's partners are distributing versions of the Company's products with other desirable features.

                         RATIONAL SOFTWARE CORPORATION
--------------------------------------------------------------------------------

Management Of Growth.
--------------------

     Rational has experienced rapid growth, particularly as a result of its acquisitions, and the Company is experiencing a period of aggressive product introductions that have placed, and may continue to place, a significant strain on its financial, operational, management, marketing and sales systems and resources, including its personnel. Projects such as the expansion of or enhancements to product lines, efforts to address broader markets and to expand distribution channels, numerous acquisitions as described in "Risks Associated with Recent and Future Acquisitions'' and business alliances such as the recent arrangement between Rational and Microsoft, when added to the day-to-day activities of Rational, have placed and will continue to place further strain on management resources and personnel. If Rational's management is unable to effectively manage growth, its business, competitive position, results of operations and financial condition will be materially and adversely affected.

Risk Of Software Defects.
------------------------

     Software products as complex as those sold by the Company often contain undetected errors, or "bugs," or performance problems. Such defects are most frequently found during the period immediately following the introduction of new products or enhancements to existing products. Despite extensive product testing prior to introduction, the Company's products have in the past contained software errors that were discovered after commercial introduction. Errors or performance problems may also be discovered in the future. Any future software defects discovered after shipment of the Company's products could result in loss of revenues or delays in market acceptance, which could have a material adverse effect on the Company's business, operating results or financial condition. Further, because the Company relies on its own products in connection with the development of its software, any such errors could make it more difficult to sell such products in the future. Rational attempts to make adequate allowance in its new product release schedule for both internal and beta-site testing of product performance. Because of the complexity of the Company's products, however, the release of new products by the Company may be postponed should test results indicate the need for redesign and retesting, or should the Company elect to add product enhancements in response to beta customer feedback.

Risks Associated with International Operations.
----------------------------------------------

     International sales accounted for approximately 33%, 35%, and 32% of Rational's revenues in fiscal 1995, 1996 and 1997, respectively. Rational expects that international sales will continue to account for a significant portion of the Company's revenues in future periods. International sales are subject to inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax consequences, price controls or other restrictions on foreign currency, difficulties in obtaining export and import licenses, costs of localizing products for foreign markets, lack of acceptance of localized products in foreign markets, and the efforts of high local wage scales and other expenses. Any material adverse effect on the Company's international business would be likely to materially and adversely affect the Company's business, operating results and financial condition as a whole. Rational's international sales are generally denominated in foreign currencies. Rational has engaged in only limited hedging activities. Gains and losses on the conversion of foreign payments into U.S. dollars may contribute to fluctuations in the Company's results of operations. Although the Company has not experienced a material adverse impact to date from fluctuations in foreign currencies, there can be no assurance that the Company will not experience a material adverse impact on its financial condition and results of operations from fluctuations in foreign currencies in the future. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations -International Sales."

                         RATIONAL SOFTWARE CORPORATION
--------------------------------------------------------------------------------

Limited Protection of Intellectual Property and Proprietary Rights.
------------------------------------------------------------------

     Rational relies on a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and other methods to protect its proprietary rights. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of the Company's products or reverse engineer or obtain and use information that Rational regards as proprietary. Rational generally licenses its software products to end-users on a "right to use" basis pursuant to a perpetual license. Rational licenses its products primarily under "shrink-wrap" licenses (i.e., licenses included as part of the product packaging). Shrink-wrap licenses are not negotiated with or signed by individual licensees, and purport to take effect upon the opening of the product package. Certain license provisions protecting against unauthorized use, copying, transfer and disclosure of the licensed program may be unenforceable under the laws of certain jurisdictions and foreign countries. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. There can be no assurance that these protections will be adequate. To the extent that the Company increases its international activities, its exposure to unauthorized copying and use of its products and proprietary information will increase.

     The scope of United States patent protection in the software industry is not well defined and will evolve as the United States Patent and Trademark Office grants additional patents. Because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which would relate to Rational's products.

     Rational also relies on certain software that it licenses from third parties, including software that is integrated with internally developed software and used in its products to perform key functions. There can be no assurance that these third-party software licenses will continue to be available to the Company on commercially reasonable terms, or that the software will be appropriately supported, maintained or enhanced by the licensors. The loss of licenses to, or inability to support, maintain and enhance any of such software could result in increased costs, or in delays or deductions in product shipments until equivalent software could be developed, identified, licensed and integrated, which would materially adversely affect the Company's business, operating results and financial condition.

Risks of Litigation.
-------------------

     Competitors and potential competitors may resort to litigation as a means of competition. Such litigation or other legal disputes may be costly and expose the Company to new claims that it may not have anticipated. In the past, Rational has instituted litigation against several companies. Although patent and intellectual property disputes in the software area have often been settled through licensing, cross-licensing or similar arrangements, costs associated with such arrangements may be substantial. Any litigation involving the Company, whether as plaintiff or defendant, regardless of the outcome, may result in substantial costs and expenses to the Company and significant diversion of effort by the Company's technical and management personnel. In addition, there can be no assurance that litigation, either instituted by or against the Company, will not be necessary to resolve issues that may arise from time to time in the future. Any such litigation could have a material adverse effect upon the Company's business, operating results and financial condition.

     Rational expects that software product developers will be increasingly subject to infringement claims as the number of products and competitors grows and the functionality of products in different industry segments overlaps. There can be no assurance that third parties will not assert infringement claims against the Company in the future or that such claims will not be successful. The Company could incur substantial costs in defending itself and its customers against any such claims. Parties making such claims may be able to obtain injunctive or other equitable relief that could effectively block the Company's ability to sell its products in the United States and abroad, and could result in an award of substantial damages. In the event of a claim of infringement, the Company and its customers may be required to obtain one or more licenses from third parties. There can be no assurance that the Company or its customers could obtain necessary licenses from third parties at a reasonable cost or at all. Defense of any lawsuit or failure to obtain any such required license would have a material adverse effect on the Company's business, results of operations and financial condition.


Deferred Tax Assets.
-------------------

     Based upon the weight of available evidence, which includes the Company's historical operating performance and the reported cumulative net loss for the prior three years, the Company has provided a full valuation allowance against its net deferred tax assets as it is more likely than not that the deferred tax assets will not be realized.


ITEM 2 -- PROPERTIES

     Rational's headquarters are located in a leased facility, located in Santa Clara, California, consisting of approximately 94,000 square feet of office space occupied under a lease expiring in January 2001, with a renewal option for an additional five years. Rational also leases approximately 80,800 square feet of office space in Burlington, Massachusetts under a lease expiring in July 1999; approximately 24,300 square feet of office space in Raleigh, North Carolina under a lease expiring in June 2003; approximately 16,300 square feet of office space

                         RATIONAL SOFTWARE CORPORATION
--------------------------------------------------------------------------------

in Aloha, Oregon under a lease expiring in January 1999, and approximately 22,900 square feet of office space in McLean, Virginia under a lease expiring in February 2001. In North America, Rational leases additional facilities and offices including locations in Alabama, California, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Ohio, Pennsylvania, Texas, Virginia, Washington, Wisconsin, and Canada. Rational also leases facilities and offices outside of North America, including locations in Bangalore, London, Munich, Paris, Sao Paolo, Seoul, Sydney, Stockholm, Taipei, Tokyo, and Wellington. Rational believes that its existing facilities and offices, together with additional space available to it, are adequate to meet its requirements for the foreseeable future.


ITEM 3 -- LEGAL PROCEEDINGS

     On December 1, 1995, a complaint was filed against the Company relating to the Company's preliminary acquisition negotiations with IDE, which were subsequently terminated. The complaint was settled in March 1997, within amounts previously reserved for.

     On December 16, 1996, the Company filed a lawsuit against Silicon Graphics, Inc. ("SGI") arising from SGI's failure to pay certain royalties due to the Company under a software license agreement entered into between the Company's predecessor, Verdix Corporation, and SGI. SGI has filed an answer denying the Company's allegations, and also filed a cross-complaint against the Company for unspecified damages for alleged wrongdoing arising out of the license agreement with SGI. The Company denies the allegations and intends to vigorously defend SGI's claims.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On February 26, 1997, at a Special Meeting of the Company's security holders, the following matters were submitted to a vote:

     (1) The reservation and issuance of shares of Rational Common Stock, par value $0.01 per share, to the stockholders of SQA, Inc. ("SQA") pursuant to an Agreement and Plan of Reorganization, dated November 12, 1996, by and among Rational, SQA and Sunshine Acquisition Corp., a wholly owned subsidiary of Rational ("SQA Merger Sub"), providing, among other things, (i) for the merger of SQA Merger Sub with and into SQA, resulting in SQA becoming a wholly owned subsidiary of Rational, (ii) for the conversion of outstanding shares of Common Stock, par value $0.01 per share, of SQA ("SQA Common Stock") into the right to receive 0.86 (the "SQA Exchange Ratio") shares of Rational Common Stock, and
(iii) that each outstanding option or right to purchase SQA Common Stock under the SQA stock option plans, the SQA stock purchase plan and outstanding warrants will be assumed by Rational and will become an option or right to purchase Rational Common Stock, with appropriate adjustments to be made to the number of shares issuable thereunder and the exercise price thereof based on the SQA Exchange Ratio.

     (2) The adoption of the Rational 1997 Stock Option Plan, including the reservation thereunder of 1,000,000 shares of Rational Common Stock plus all shares of Rational Common Stock available for issuance under pre-existing Rational option plans (exclusive of the Stock Option Plan for Directors) for which there are no options to purchase outstanding at the time of the approval.

     These were the only matters submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended March 31, 1997.

     In connection with the acquisition of SQA, Inc. Ronald H. Nordin became a director, and subsequently resigned on April 5, 1997.

                         RATIONAL SOFTWARE CORPORATION
--------------------------------------------------------------------------------

                         RATIONAL SOFTWARE CORPORATION
--------------------------------------------------------------------------------

     The results of the vote at the meeting were as follows:

On proposal number 1
regarding the Merger:                 VOTES
---------------------               ----------
                For:                30,279,997
            Against:                    74,929
            Abstain:                    39,718
           Non Vote:                 3,429,937


On proposal number 2
regarding the
reservation of
Rational Common Stock:                VOTES
---------------------               ----------
                For:                23,274,845
            Against:                10,493,478
            Abstain:                    56,258
           Non Vote:                         0

                         RATIONAL SOFTWARE CORPORATION
--------------------------------------------------------------------------------

                                    PART II

ITEM 5 -- MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the NASDAQ National Market under the symbol RATL. As of June 12, 1997, there were 998 shareholders of record of the Company's Common Stock. The Company has not, since its formation, declared or paid any cash dividends on its Common Stock. The Company intends to employ all available funds for the development of its business and, accordingly, does not intend to declare or pay any cash dividends in the foreseeable future.

     The following table sets forth the range of high and low sales prices reported on the Nasdaq National Market for Rational Common Stock for the periods indicated:

                                      HIGH    LOW
                                     ------  ------
Fiscal Year Ended March 31, 1997:
     Fourth Quarter................  $40.88  $17.00
     Third Quarter.................   44.25   29.75
     Second Quarter................   36.00   17.50
     First Quarter.................   33.13   19.00

Fiscal Year Ended March 31, 1996:
     Fourth Quarter................  $20.75  $ 7.94
     Third Quarter.................   12.00    6.81
     Second Quarter................    9.31    6.56
     First Quarter.................    6.88    5.25

Recent Sales of Unregistered Securities
---------------------------------------

     In connection with the Company's acquisition of Objectory AB ("Objectory"), in October, 1995, the Company issued 1,496,718 shares of its Common Stock as consideration for its purchase of all of the outstanding capital stock of Objectory. The issuance of such shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

     As partial consideration for the acquisition of all of the outstanding capital stock of Palladio Software Corporation, the Company issued 66,666 shares of its Common Stock. The issuance of such shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.


ITEM 6 -- SELECTED FINANCIAL DATA

                                                                FISCAL YEAR ENDED MARCH 31,
                                                              ----------------------------------
                                                    1993        1994        1995          1996      1997
                                                  -------     -------     --------      --------   -------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Net product revenue............................   $46,752      $43,194      $42,611      $ 64,743   $ 91,696
Consulting and support revenue.................    24,894       28,804       34,738        39,209     53,677
                                                  -------      -------      -------      --------   --------
  Total revenue................................    71,646       71,998       77,349       103,952    145,373
                                                  -------      -------      -------      --------   --------
Cost of product revenue........................    10,380       12,007        7,148         7,826      9,134
Cost of consulting and support revenue.........    11,291       13,758       18,875        20,823     26,566
                                                  -------      -------      -------      --------   --------
  Total cost of revenue........................    21,671       25,765       26,023        28,649     35,700
                                                  -------      -------      -------      --------   --------
  Gross profit.................................    49,975       46,233       51,326        75,303    109,673

Operating expenses:
  Research and development.....................    19,618       20,971       13,914        18,305     24,445
  Sales and marketing..........................    22,595       22,949       28,454        41,000     50,656
  General and administrative...................     7,924        7,778        7,892        11,690     16,996

                         RATIONAL SOFTWARE CORPORATION
--------------------------------------------------------------------------------

                                                                FISCAL YEAR ENDED MARCH 31,
                                                              ----------------------------------
                                                    1993        1994        1995          1996      1997
                                                  -------     -------     --------      --------   -------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
  Charges for acquired in-process
   research and development....................        --           --           --         8,700     56,798
Merger and restructuring costs.................     2,500        9,922       (1,100)           --      7,201
                                                  -------      -------      -------      --------   --------
  Total operating expenses.....................    52,637       61,620       49,160        79,695    156,085
                                                  -------      -------      -------      --------   --------
  Income (loss) from continuing operations.....    (2,662)     (15,387)       2,166        (4,392)   (46,412)
Other income, net..............................       487          298          496         1,830      7,917
                                                  -------      -------      -------      --------   --------
  Income (loss) from continuing
   operations before income taxes..............    (2,175)     (15,089)       2,622        (2,562)   (38,495)
Provision for income taxes.....................     1,504          404          406         1,028      4,459
                                                  -------      -------      -------      --------   --------
  Income (loss) from continuing operations.....    (3,679)     (15,493)       2,256        (3,590)   (42,954)

Discontinued operations:
  Income (loss) from discontinued operations...     (1,515)          --           --            --         --
  Income (loss) on disposal....................      (296)        (175)          --            --         --
                                                  -------      -------      -------      --------   --------
Net income (loss)..............................   $(5,490)    $(15,668)     $ 2,256      $ (3,590)  $(42,954)
                                                  =======     ========      =======      ========   ========
Income (loss) from continuing operations
  per common share.............................                             $   .08      $   (.10)   $  (.98)

Net income (loss) per common share.............                             $   .08      $   (.10)   $  (.98)

Shares used in computing per share amounts.....                              29,745        35,938     43,702

Cash, cash equivalents and short-term
 investments...................................   $15,021      $15,084      $13,282       $89,089   $230,018
Working capital................................    21,932        6,077        9,350        80,359    207,291
Total assets...................................    51,229       41,485       42,022       126,139    302,790
Long-term obligations..........................     5,683        7,809        3,675         2,189      3,192
Redeemable convertible preferred stock.........     1,021        4,866        7,896            --         --
Stockholders' equity...........................    25,178        2,885        6,038        86,627    239,911


ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations include "forward-looking" information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. Rational's actual future results could differ materially from those projected in the forward-looking information. See "Factors That May Affect Future Results." Rational assumes no obligation to update the forward-looking information or such factors.

                         RATIONAL SOFTWARE CORPORATION
--------------------------------------------------------------------------------

OVERVIEW

     General
     -------

     Rational's revenue is derived from product license fees and charges for services, including technical consulting, training and customer support. In accordance with generally accepted accounting principles, Rational recognizes software license revenue upon shipment to the customer if collection is probable and remaining company obligations are insignificant, and recognizes customer-support revenue over the term of the maintenance agreement. Revenue from consulting and training is recognized when earned. Rational's license agreements generally do not provide a right of return, and reserves are maintained for potential credit losses, of which there have been only immaterial amounts.

     International sales accounted for 33%, 35% and 32% of Rational's revenues in fiscal 1995, 1996, and 1997, respectively. Rational expects that international sales will continue to account for a significant portion of Rational's revenues in future periods. See "Factors That May Affect Future Results - Risks Associated with International Operations," "-Limited Protection of Intellectual Property and Proprietary Rights."

     In the fiscal year ended March 31, 1997, Rational's revenues from consulting and support grew at a slower rate than revenues from product sales, contributing to increasing gross margins. However, this trend was less pronounced than in fiscal 1996. There can be no assurance that this trend will continue in future periods. See "Factors That May Affect Future Results
- Fluctuations in Operating Results," "- Expansion of Product Lines;
Dependence Upon New Product Introductions," "- Dependence Upon Growth of Emerging Industries; Development of Industry Standards."

     Although Rational has experienced increasing revenues in each of the past twelve quarters, Rational's sales compensation structure has historically contributed to revenues for the first quarter of a fiscal year being lower than revenues for the fourth quarter of the prior fiscal year. There can be no assurance that Rational will continue to experience increasing revenues or that similar fluctuations will not occur again in the future. See "Factors That May Affect Future Results - Fluctuations in Operating Results."

     As a result of the Company's acquisition of SQA, Inc., accounted for as a pooling of interests, the information herein and the accompanying consolidated financial statements are presented on a combined basis for all periods presented, as described in more detail below.

     Recent Acquisitions
     -------------------

     On February 25, 1997, the Company acquired all the outstanding shares of capital stock of SQA, Inc.("SQA"), a Delaware corporation, by issuing approximately 6,997,000 shares of Common Stock. SQA is primarily involved in developing and marketing integrated software products for the automated testing and quality management of Windows-based client/server applications. SQA's statements of operations for the three fiscal years ended December 31, 1996, 1995 and 1994 have been combined with Rational's fiscal years ended March 31, 1997, 1996, and 1995. SQA's results of operations for the three months ended March 31, 1997, therefore, are not reflected in the consolidated statement of operations but have been included in the combined Company's balance sheet in accumulated deficit at March 31, 1997.

     On March 31, 1997 the Company acquired all the outstanding shares of capital stock of Performance Awareness Corporation. The Company also assumed the outstanding Performance Awareness employee stock options. Performance Awareness develops, markets and supports automated software quality products and related services that provide global solutions for the global software testing market. The aggregate purchase price (including direct acquisition costs) was $32.9 million, including the fair value of options that were assumed by the Company. The Company has accounted for the acquisition using the purchase method.
     On March 31, 1997, the Company acquired all the outstanding shares of capital stock of Software 9000, a New Zealand software development company. The aggregate purchase price (including direct acquisition costs) was $425,000.
The Company has accounted for the acquisition using the purchase method.

     On February 4, 1997, the Company acquired all the outstanding shares of capital stock of Softlab AB, a Swedish developer of custom engineering tools, integrated software development environments and software development processes. The aggregate purchase price (including direct acquisition costs) was $9.5 million. The Company has accounted for the acquisition using the purchase method.

     On February 5, 1997, the Company acquired all the outstanding shares of capital stock of Requisite Inc., a Colorado-based provider of software requirements-management tools and training. The aggregate purchase price (including direct acquisition costs) was $8.6 million. The Company has accounted for the acquisition using the purchase method.

     The combined purchase price paid for Performance Awareness Corporation, Software 9000, Softlab AB, and Requisite, Inc. was allocated to purchase tangible and intangible assets based upon discounted cash flow valuation techniques. The aggregate amount of the purchase price related to the present value of the estimated cash flows expected to be generated from technologies which at the acquisition date had not yet reached the point of technological feasibility and did not have an alternative future use was charged to operations during the fourth quarter of fiscal 1997 and totaled $39.1 million. Intangible assets included developed technology, assembled workforce, and customer base in the aggregate amount of $16.5 million and will be amortized over their estimated useful lives of three to five years. The Company plans to continue devoting efforts to developing commercially viable products from the acquired in-process research and development.

                         RATIONAL SOFTWARE CORPORATION
--------------------------------------------------------------------------------

     In October 1995, Rational signed a definitive agreement to purchase all the outstanding stock of Objectory AB, a Swedish software development company, in exchange for 1,496,718 shares of Common Stock. The acquisition was accounted for using the purchase method. In addition, in the third quarter of fiscal 1996, Rational incurred approximately $14.5 million of one-time charges and operating expenses primarily associated with Rational's acquisition of Objectory AB and the subsequent restructuring and shaping of Rational's business, including an $8.7 million write-off of acquired in-process research and development costs in connection with the Objectory AB acquisition. The in-process research and development amount represented the present value of the estimated cash flow expected to be generated by the Objectory AB related technology, which at the acquisition date had not yet reached the point of technological feasibility and does not have an alternative future use. Rational plans to continue devoting efforts to developing commercially viable products from the acquired in-process research and development. Specifically, Rational intends to integrate the Objectory AB technology with its existing technology.

     On March 31, 1994, the Company, a publicly traded corporation formerly known as Verdix Corporation, completed the merger with Rational, a privately held corporation (old Rational), and changed its name to Rational Software Corporation (the "Verdix Merger"). The transaction was accounted for as a pooling-of-interests business combination and involved the issuance of approximately 14.3 million additional shares of Common Stock.

    See "Factors that May Affect Future Results - Risks Associated with Recent or Future Acquisitions."


       Microsoft Relationship
       ----------------------

     On October 2, 1996, Rational and Microsoft announced the formation of a business alliance that consists of Rational's acquisition of Microsoft's Visual Test product, technology cross-licensing, joint development projects and joint-marketing programs. The purchase price of the Visual Test product consisted of a single $23 million cash payment. Rational's operating results for the quarter ending December 31, 1996, were reduced by a non-recurring charge of $17.6 million associated with the acquisition of the Visual Test product. The charge to operations for acquired in-process research and development represents the present value of the estimated cash flow expected to be generated by Visual
Test related technology, which at the acquisition date had not yet reached the point of technological feasibility and does not have an alternative future use. Rational plans to continue devoting effort to developing commercially viable products from the acquired in-process research and development. More specifically, Rational intends to exploit networked computing resources to accelerate the testing process. Amounts attributed to other purchased intangible assets are being amortized to operations over their estimated useful lives, which in most cases are two to four years. Rational's objective in entering into the cross-licensing arrangements with Microsoft was not to generate direct product revenue from Microsoft, and Rational does not expect such arrangements to directly result in a material increase in product revenue. See "Factors that May Affect Future Results - Business Alliance with Microsoft," "- Acquisition of Visual Test Product," "- Dependence Upon
Strategic Relationships."

       Public Offerings
       ----------------

       In October 1996, Rational completed a public offering of 5,188,094 shares of its Common Stock, resulting in proceeds to Rational, net of underwriting discounts and other related expenses, of approximately $186,000,000. Rational incurred a non-recurring expense of approximately $1,200,000 in the quarter ending December 31, 1996 in connection with its contractual commitment to reimburse certain of its stockholders for the underwriting discount applicable to the 684,631 shares of Common Stock sold by them in the October 1996 public offering, as well as certain of such stockholders' other fees and expenses in connection with the public offering.

       In June 1995, Rational completed a public offering of 5,759,000 shares of its Common Stock, resulting in proceeds to Rational, net of underwriting discounts and other related expenses, of approximately $29,945,000.

                         RATIONAL SOFTWARE CORPORATION
--------------------------------------------------------------------------------


RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage of total revenue represented by certain line items from Rational's Consolidated Statements of Operations:

                                           FISCAL YEAR ENDED MARCH 31,
                                          ------------------------------
                                            1995       1996       1997
                                          --------   --------   --------
Net product revenue..........................   55%        62%       63%
Consulting and support revenue...............   45         38        37

                                              ----       ----      ----
Total revenue................................  100        100       100
Cost of product revenue......................    9          8         6
Cost of consulting and support revenue.......   24         20        18

                                              ----       ----      ----
Total cost of revenue........................   33         28        24

                                              ----       ----      ----
Gross profit.................................   67         72        76

Operating expenses:
Research and development.....................   18         18        17
Sales and marketing..........................   37         39        35
General and administrative...................   10         11        12
Charges for acquired in-process..............   --          8        39
 research and development
Merger and restructuring costs...............   (1)        --         5
                                              ----       ----      ----

                         RATIONAL SOFTWARE CORPORATION
--------------------------------------------------------------------------------

                                               FISCAL YEAR ENDED MARCH 31,
                                              ------------------------------
                                                1995       1996       1997
                                              --------   --------   --------
Total operating expenses.....................   64         77       107
                                               ---        ---       ---
Income (loss) from continuing operations.....    3         (4)      (32)
Other income, net............................    1          2         5
                                               ---        ---       ---
Income (loss) before provision for
 income taxes................................    3         (2)      (27)
Provision for income taxes...................    1          1         3
                                               ---        ---       ---
Net income (loss)............................    3%        (3)%     (30)%
                                               ===        ===       ===

See "Factors that May Affect Future Results - Fluctuations in Operating
Results."

FISCAL YEARS ENDED MARCH 31, 1997, 1996 AND 1995

REVENUE

     Total revenue increased 40% in fiscal 1997 over fiscal 1996, and 34% in fiscal 1996 over fiscal 1995.

     Net product revenue.  Net product revenue increased 42% in fiscal 1997 over
     -------------------
fiscal 1996 and 52% in fiscal 1996 over fiscal 1995. The increase in net product revenue in fiscal 1997 and 1996 was due to continued strong customer acceptance of Rational's visual modeling tools (the Rational Rose family) and the introduction of new versions of the Rational Apex product for the C/C++ application construction environment. In addition, revenues were favorably impacted by increasing SQA revenues each year. Rational's visual modeling tools revenue grew in excess of 100% during fiscal 1996 from the prior year.
See "Factors That May Affect Future Results-Fluctuation in Operating
Results," "-Risks Associated with Recent or Future Acquisitions,"
"-Dependence Upon Growth of Emerging Industries; Development of Industry Standards," "-Expansion of Product Lines; Dependence Upon New Product Introductions," "-Competition."

     Consulting and support revenue. Consulting and support revenue increased
     ------------------------------
37% in fiscal 1997 over fiscal 1996 and 13% in fiscal 1996 over fiscal 1995. These increases reflected higher demand for Rational's consulting expertise in object modeling and advanced software-development practices, and, to a lesser extent, increased training and customer-support revenues. The increase in fiscal 1997 consulting and support revenue is also due in part to revenue resulting from the Company's recent acquisitions from the date of acquisition to the end of the fiscal year. In fiscal 1996, the decline in year-over-year growth from fiscal 1995 was due primarily to Rational's decision to forgo certain consulting revenue opportunities with existing customers in favor of presales investment with new customers. See "Factors that May Affect Future Results-Expansion of Product Lines; Dependence Upon New Product Introductions," "-Dependence Upon Sales Force and Other Channels of Distribution."

     International sales. During fiscal 1997, 1996 and 1995, international
     -------------------
revenues from product sales and related consulting and customer support were $45.9 million, $35.9 million, and $25.9 million, representing 32%, 35% and 33% of total revenues, respectively. The growth in international sales over this period was due principally to increased sales and marketing activities in international markets. Rational's international sales are priced in foreign currencies. Rational has attempted to limit its exposure to fluctuations in foreign currencies

                         RATIONAL SOFTWARE CORPORATION
--------------------------------------------------------------------------------

from time to time by utilizing a hedging strategy for existing receivables denominated in foreign currencies. At March 31, 1997, Rational had certain forward foreign exchange contracts all having maturities of approximately 35 days, to exchange various European currencies for U.S. dollars in the amount of $7,397,000. Rational's results of operations during fiscal 1997, 1996 and 1995 were favorably impacted by changes in foreign exchange rates. The impact of using actual exchange rates throughout the year compared to exchange rates at the beginning of the year was to decrease income from operations in fiscal 1997 by approximately $370,000, and to increase income from operations by approximately $100,000 and $500,000 in fiscal 1996 and 1995, respectively. See "Factors that may Affect Future Results-Rules Associated with International Operations;" "-Limited Protection of Intellectual Property."


COST OF REVENUE

     Cost of product revenue. Cost of product revenue consists principally of
     -----------------------
materials, packaging and freight, and royalties. Cost of product revenue increased 17% in fiscal 1997 over fiscal 1996 and 9% in fiscal 1996 over fiscal 1995.These costs represented 10%, 12%, and 17% of net product revenue in fiscal 1997, 1996, and 1995, respectively. In fiscal 1997 and 1996, the decrease in product cost as a percentage of product revenue was due mainly to lower royalty expense resulting from a decrease in third party product sales. See "Factors that May Affect Future Results-Dependence Upon Sales Force and Other Channels of Distribution."


     Cost of consulting and support revenue. Cost of consulting and support
     --------------------------------------
revenue consists principally of personnel costs for training, consulting, and customer support. Cost of consulting and support increased 28% in fiscal 1997 over fiscal 1996 and 10% in fiscal 1996 over fiscal 1995. These costs represented 49%, 53% and 54% of consulting and support revenue in fiscal 1997, 1996 and 1995, respectively. These increases were the result of additional personnel and personnel-related expenses needed to perform professional services in object modeling, advanced software-development practices, and business process engineering. The cost decreases as a percentage of consulting and support revenue resulted from an overall higher mix of support services which generally have a higher gross margin than consulting services.


OPERATING EXPENSES

     Research and development.  Total expenditures for research and development
     ------------------------
increased 34% in fiscal 1997 over fiscal 1996 and 32% in fiscal 1996 over fiscal 1995. Research and development costs represented 17%, 18% and 18% of total revenue in fiscal 1997, 1996 and 1995, respectively. The increase in fiscal 1997 was due primarily to the cost of additional personnel and related costs incurred in maintaining existing products and developing new product releases. The increase in fiscal 1996 was due primarily to expenses incurred following the October 1995 acquisition of Objectory AB. See "Factors That May Affect Future Results-Rapid Technological Change."

     Rational did not capitalize any software-development costs in fiscal 1997, 1996 and 1995 because eligible costs were not material. Rational expects that the amount of software-development costs capitalized in future periods will be immaterial to Rational's results of operations and financial position because the time period and the engineering effort required between demonstration of a product's economic and technological feasibility and the date of product release has been very short. See "Factors That May Affect Future Results-Risk of Software Defects," "-Expansion of Product Lines; Dependence Upon New Product Introductions."

     Sales and marketing.  Sales and marketing expenses increased 24% in fiscal
     -------------------
1997 over fiscal 1996 and 44% in fiscal 1996 over fiscal 1995. These expenses represented 35%, 39% and 37% of total revenue in fiscal 1997, 1996 and

                         RATIONAL SOFTWARE CORPORATION
--------------------------------------------------------------------------------

1995, respectively. The fiscal 1997 and 1996 increases in sales and marketing expenses reflect the additional personnel, commissions and related costs required in sales and marketing departments to expand Rational's sales channels, to penetrate new markets, and to increase its market share in core markets. Fiscal 1996 also included expenses associated with Objectory AB since the acquisition in October 1995. See "Factors That May Affect Future Results-Dependence Upon Sales Force and Other Channels of Distribution."

     General and administrative. General and administrative expenses increased
     --------------------------
45% in fiscal 1997 over fiscal 1996 and 48% in fiscal 1996 over fiscal 1995. General and administrative expenses represented 12%, 11% and 10% of total revenue in fiscal 1997, 1996 and 1995, respectively. The increased expense for the fiscal 1997 period resulted from increased employee-related expenses associated with staffing requirements needed to support the Company's expanding business, and the reimbursements of approximately $1,200,000 in expenses of certain of its stockholders for the underwriting discount applicable to the shares of common stock sold by them, as well as certain fees and expenses of such stockholders' legal counsel incurred in connection with the Company's October 1996 public stock offering. In addition, amortization of purchased intangible assets, included in general and administrative expenses, increased to $1,675,000 in fiscal 1997 from $442,000 in fiscal 1996 as a result of the Company's merger and acquisition activity in fiscal 1997. The increase in general and administrative expenses in fiscal 1996 is due primarily to expenses associated with Objectory AB since the acquisition in October 1995, to amortization of goodwill and other purchased intangibles resulting from the Objectory acquisition, and to a lesser extent to an increase in the reserve for doubtful accounts. See "Factors That May Affect Future Results-Management of Growth," "-Risks Associated with Recent or Future Acquisitions."

     Charges for acquired in-process research and development.  In-process
     --------------------------------------------------------
research and development represents the present value of the estimated cash flow expected to be generated by acquired technology which at the acquisition date has not yet reached the point of technological feasibility and does not have an alternative future use. In fiscal 1997, writeoffs associated with acquired in-process research and development included $17,658,000 related to the acquisition of the Visual Test product, $5,711,000 related to the acquisition of Requisite, Inc., $6,067,000 related to the acquisition of Softlab AB, and $27,362,000 related to the acquisition of Performance Awareness Corporation. In fiscal 1996, acquired in-process research and development of $8,700,000 was charged to operations during Rational's third fiscal quarter in connection with the acquisition of Objectory AB. See "Factors that May Affect Future
Results-Risks Associated with Recent or Future Acquisitions."

     Merger and restructuring costs. Merger-related expenses of $7.2 million
     ------------------------------
were recorded in fiscal 1997 related to the merger of Rational and SQA, to accrue administrative costs, severance costs associated with employee terminations, costs associated with conforming employee benefits plans, charges associated with the closure of duplicate facilities and asset writedowns related to duplicate business systems. The actions related to severance and administrative costs are substantially complete. During fiscal 1995 Rational recorded expense reductions of $1.1 million relating to the reversal of the rent accrual associated with the closing of facilities. The accrual was reduced as a result of greater-than-anticipated recoveries through subleases of certain facilities reserved at the time of the Verdix Merger. See "Factors That May Affect Future Results-Risks Associated with Recent or Future Acquisitions," "-Management of Growth."

       The Company estimates that direct transaction costs associated with the anticipated acquisition of Pure Atria Corporation will total approximately $15 million, which will result in a non-recurring charge to operations upon consummation of such transaction. The Company expects to incur a non-recurring charge to operations of between $40 million and $60 million, primarily in the quarter ending September 30, 1997, the quarter in which such transaction is expected to be consummated, to reflect costs associated with integrating the two companies. Actual costs may substantially exceed such estimates, unanticipated expenses associated with the integration of the two companies may arise, or the Company may incur additional material charges in subsequent quarters to reflect additional costs associated with the integration of the two companies. Total costs associated with such transaction are anticipated to result in an operating loss and a net loss for the Company's quarter ending September 30, 1997, and for the fiscal year ending March 31, 1998, and could negatively impact financial results in future periods for the reasons discussed above. See "Factors That May Affect Future Results--Risks Associated with Recent or
Future Acquisitions," "-Management of Growth."

OTHER INCOME, NET

     Other income, net consists of interest income, interest expense, gains and losses on foreign currency transactions and miscellaneous items of income and expense. Other income has fluctuated as a result of

                         RATIONAL SOFTWARE CORPORATION
--------------------------------------------------------------------------------


operating results, the amount of cash available for investment in interest-bearing accounts, and the extent of foreign currency transactions. Other income, net, increased $6.1 million to $7.9 million in fiscal 1997 and $1.3 million to $1.8 million in fiscal 1996. The increases are due primarily to interest earned on cash generated from secondary public offerings completed by Rational which were completed in October 1996 and June 1995, and from the initial public offering completed by SQA, Inc. in December 1995. See "Factors That May Affect Future Results - Fluctuations in Operating Results."


INCOME TAXES

     The tax provisions for 1997 and 1996 differ from tax computed at the federal statutory income tax rate primarily due to the impact of non-tax deductible charges for acquired in-process research & development and merger-related costs, as well as foreign and state income taxes, offset by the benefit of net operating loss carryforwards. The tax provision for 1995 differs from tax computed at the federal statuatory income tax rate primarily due to foreign and state income taxes, offset by the benefit of net operating loss carryforwards.

     As of March 31, 1997, Rational had net operating loss carryforwards for federal income tax purposes of approximately $69 million that expire in 1997 through 2012. In addition, Rational had approximately $3.9 million of tax credit carryforwards which expire in years 1997 through 2012 if not utilized. As a result of the common stock sale in June 1995, Rational incurred a change in ownership as defined under Section 382 of the Code. Accordingly, approximately $29,000,000 of the Company's net operating loss carryfowards and $3,100,000 of the tax credit carryforwards will be subject to an annual limitation regarding their utilization against taxable income in future years. Such losses and credits will be available to offset the income tax liability attributable to annual taxable income of approximately $8,700,000.

     Under Statement of Financial Accounting Standards No. 109 (FAS 109), deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. FAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes Rational's' historical operating performance, and the reported cumulative net losses for the prior three years, the Company has provided a full valuation allowance against its net deferred tax assets. The Company intends to evaluate the realizability of the deferred tax assets on a quarterly basis. See Note 10 of Notes to Consolidated Financial Statements. See "Factors That May Affect Future Results - Deferred Tax Assets."

LIQUIDITY AND CAPITAL RESOURCES AT MARCH 31, 1997

     As of March 31, 1997, Rational had cash, cash equivalents and short-term investments of $230 million and working capital of $207 million. Net cash provided by operating activities for the period ending March 31, 1997 was composed primarily of a net loss that was offset by non-cash charges for acquired in-process research and development, depreciation and amortization, plus an increase in accounts payable and accrued merger and integration costs offset by an increase in accounts receivable.

     The Company's investing activities consisted primarily of business and product acquisitions totaling $70 million in fiscal 1997 (See Notes 3 and 4 of Notes to Consolidated Financial Statements). The Company's investment activity also included the purchase and sale of short-term investments, and expenditures for fixed assets, which totaled $9.1 million in fiscal 1997, and $3.6 million in fiscal 1996.

     Financing activities generated $198 million for fiscal 1997, of which approximately $186 million was generated by the public offering of the Company's Common Stock in October 1996. In fiscal 1997, the Company also received net proceeds of approximately $12 million from the issuance of Common Stock upon the exercise of Common Stock options. In fiscal 1996, financing activities generated $65 million, of which $29 million was generated by the initial public offering of SQA in December 1995, and $29 million was generated by the public offering of the Company's Common Stock in

                         RATIONAL SOFTWARE CORPORATION
--------------------------------------------------------------------------------

June 1995. Fiscal 1996 financing activities also included net proceeds of approximately $4 million from the issuance of redeemable, convertible preferred stock by SQA, and approximately $3.4 million from the issuance of Common Stock upon the exercise of Common Stock options. In fiscal 1996, $2.6 million was used to decrease long-term debt and capital lease obligations.

     The Company believes that expected cash flow from operations combined with existing cash and cash equivalents and short-term investments will be sufficient to meet its cash requirements for the foreseeable future. See "Factors That
May Affect Future Results - Fluctuations in Operating Results," "- Risks
Related to Recent or Future Acquisitions."


ITEM 7(A)- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     None.



ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Rational Software Corporation

  We have audited the accompanying consolidated balance sheets of Rational Software Corporation as of March 31, 1996 and 1997, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity and cash flows for each of the three years in the period ended March 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. In February 1997, the Company merged with SQA, Inc. in a transaction which was accounted for as a pooling of interests. We did not audit the financial statements of SQA, Inc. for the years prior to fiscal 1997, which statements reflect total assets constituting 32% of the related 1996 consolidated financial statement totals, and which statements reflect net income (loss) of approximately ($2,422,000) and $431,000 of related 1995 and 1996 consolidated financial statement totals, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for SQA, Inc. is based solely on the report of the other auditors.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

  In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rational Software Corporation at March 31, 1996 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.

                                          /s/ Ernst & Young LLP

San Jose, California
April 22, 1997

                         RATIONAL SOFTWARE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   FISCAL YEAR ENDED MARCH 31,
                                                   ---------------------------
                                                    1995     1996      1997
                                                   -------  -------  --------
Net product revenue............................... $42,611  $64,743  $ 91,696
Consulting and support revenue....................  34,738   39,209    53,677
                                                   -------  -------  --------
  Total revenue...................................  77,349  103,952   145,373
Cost of product revenue...........................   7,148    7,826     9,134
Cost of consulting and support revenue............  18,875   20,823    26,566
                                                   -------  -------  --------
  Total cost of revenue...........................  26,023   28,649    35,700
                                                   -------  -------  --------
  Gross margin....................................  51,326   75,303   109,673
Product research and development expenses.........  13,914   18,305    24,445
Sales and marketing expenses......................  28,454   41,000    50,646
General and administrative expenses...............   7,892   11,690    16,995
Charges for acquired in-process research and
 development......................................     --     8,700    56,798
Merger and restructuring costs (credit)...........  (1,100)     --      7,201
                                                   -------  -------  --------
  Total operating expenses........................  49,160   79,695   156,085
                                                   -------  -------  --------
  Operating income (loss).........................   2,166   (4,392)  (46,412)
Other income, net.................................     496    1,830     7,917
                                                   -------  -------  --------
  Income (loss) before income taxes...............   2,662   (2,562)  (38,495)
Provision for income taxes........................     406    1,028     4,459
                                                   -------  -------  --------
Net income (loss)................................. $ 2,256  ($3,590) ($42,954)
                                                   =======  =======  ========
Net income (loss) per common share................   $0.08  ($0.10)   ($0.98)
Shares used in computing per share amounts........  29,745   35,938    43,702



                See Notes to Consolidated Financial Statements.

                         RATIONAL SOFTWARE CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               MARCH 31,
                                                           -------------------
                                                             1996      1997
                                                           --------  ---------
                          ASSETS
                          ------
Current assets:
  Cash and cash equivalents............................... $ 80,378  $ 227,493
  Short-term investments..................................    8,711      2,525
  Accounts receivable, net of allowance for doubtful
   accounts of $1,286 in 1996 and $1,960 in 1997..........   26,043     33,565
  Prepaid expenses and other assets.......................    2,550      3,395
                                                           --------  ---------
    Total current assets..................................  117,682    266,978
Property and equipment, net...............................    6,247     13,291
Other assets, net.........................................    2,210     22,521
                                                           --------  ---------
    Total assets.......................................... $126,139  $ 302,790
                                                           ========  =========

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
  Accounts payable........................................ $  3,802  $   9,981
  Accrued employee benefits...............................    9,225     12,269
  Other accrued expenses..................................    5,182      8,255
  Current portion of accrued merger and restructuring
   expenses...............................................      575      9,236
  Deferred revenue........................................   17,885     17,936
  Current portion of long-term debt and lease
   obligations............................................      654      2,010
                                                           --------  ---------
    Total current liabilities.............................   37,323     59,687
Accrued rent..............................................      880        535
Long-term accrued merger and restructuring expenses.......    1,309        916
Long-term debt............................................      --       1,741
                                                           --------  ---------
    Total liabilities.....................................   39,512     62,879
                                                           --------  ---------
Commitments and contingencies
Stockholders' equity:
  Common stock, $.01 par value, 75,000 shares authorized,
   issued and outstanding 40,211 shares in 1996 and 47,684
   shares in 1997.........................................      402        477
  Additional paid-in capital..............................  155,336    356,270
  Treasury stock..........................................   (1,340)    (1,340)
  Accumulated deficit.....................................  (67,905)  (115,006)
  Cumulative translation adjustment.......................      134       (490)
                                                           --------  ---------
    Total stockholders' equity............................   86,627    239,911
                                                           --------  ---------
    Total liabilities and stockholders' equity............ $126,139  $ 302,790
                                                           ========  =========

                See Notes to Consolidated Financial Statements.

                         RATIONAL SOFTWARE CORPORATION

           CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED
                         STOCK AND STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                        REDEEMABLE
                                        CONVERTIBLE
                                      PREFERRED STOCK
                                      ----------------
                                      SHARES   AMOUNT                     STOCKHOLDERS' EQUITY
                                      ------  --------  ------------------------------------------------------
                                      COMMON STOCK      ADDITIONAL                       CUMULATIVE      TOTAL
                                      -------------      PAID-IN   TREASURY  ACCUMULATED TRANSLATION STOCKHOLDERS'
                                      SHARES AMOUNT      CAPITAL    STOCK      DEFICIT   ADJUSTMENT     EQUITY
                                      ------ ------     ---------- --------- ----------- ----------- -------------
BALANCE AT MARCH 31, 1994.....         4,060  $  4,866
Issuance of Series C preferred
 stock........................         2,172     3,030
Exercise of stock options.....
Issuance of common stock......           --        --
Issuance of treasury stock....           --        --
Net income....................           --        --
                                      ------  --------
BALANCE AT MARCH 31, 1995.....         6,232     7,896
Issuance of Series D preferred
 stock........................         1,393     4,455
Conversion of redeemable
 preferred stock to common
 stock........................        (7,625)  (12,351)
Issuance of common stock, net
 of $808 in costs.............           --        --
Issuance of common stock, net
 of $852 in costs.............           --        --
Issuance of common stock for
 the acquisition of Objectory
 AB...........................           --        --
Exercise of common stock
 options......................
Issuance of common stock under
 Employee Stock Purchase
 Plan.........................           --        --
Cumulative translation
 adjustment...................           --        --
Net loss......................           --        --
                                      ------  --------
BALANCE AT MARCH 31, 1996.....           --        --
Issuance of common stock, net
 of expenses of $675..........
Exercise of common stock
 options......................           --        --
Issuance of common stock......
Issuance of common stock under
 Employee Stock Purchase
 Plan.........................           --        --
Stock options issued in
 business combination.........           --        --
Tax benefit from option
 transactions.................           --        --
Cumulative translation
 adjustment...................           --        --
Net loss......................           --        --
Net transactions of SQA from
 January 1, 1997 to March 31,
 1997.........................           --        --
                                      ------  --------
BALANCE AT MARCH 31, 1997.....           --        --
                                      ======  ========
BALANCE AT MARCH 31, 1994.....        24,874      $249  $ 70,601  $(1,394)   $ (66,571)    $ --       $  2,885
Issuance of Series C preferred
 stock........................           --    --            (22)     --           --        --            (22)
Exercise of stock options.....           221     2           636                                           638
Issuance of common stock......            66     1           226      --           --        --            227
Issuance of treasury stock....           --    --            --        54          --        --             54
Net income....................           --    --            --       --         2,256       --          2,256
                                      ------ ------     --------  -------    ---------     -------    --------
BALANCE AT MARCH 31, 1995.....        25,161   252        71,441   (1,340)     (64,315)      --          6,038
Issuance of Series D preferred
 stock........................           --    --            (20)     --           --        --            (20)
Conversion of redeemable
 preferred stock to common
 stock........................         4,575    46        12,305      --           --        --         12,351
Issuance of common stock, net
 of $808 in costs.............         1,720    17        28,935      --           --        --         28,952
Issuance of common stock, net
 of $852 in costs.............         5,759    57        29,888      --           --        --         29,945
Issuance of common stock for
 the acquisition of Objectory
 AB...........................         1,497    15         8,754      --           --        --          8,769
Exercise of common stock
 options......................         1,349    14         3,585                                         3,599
Issuance of common stock under
 Employee Stock Purchase
 Plan.........................           150     1           448      --           --        --            449
Cumulative translation
 adjustment...................           --    --            --       --           --        134           134
Net loss......................           --    --            --       --        (3,590)      --         (3,590)
                                      ------ ------     --------  -------    ---------     -------    --------
BALANCE AT MARCH 31, 1996.....        40,211   402       155,336   (1,340)     (67,905)      134        86,627
Issuance of common stock, net
 of expenses of $675..........         5,188    52       186,304      --           --        --        186,356
Exercise of common stock
 options......................         1,216    12         4,703      --           --        --          4,715
Issuance of common stock......           258     3         4,369      --           --        --          4,372
Issuance of common stock under
 Employee Stock Purchase
 Plan.........................           787     8         2,927      --           --        --          2,935
Stock options issued in
 business combination.........           --    --          1,600      --           --        --          1,600
Tax benefit from option
 transactions.................           --                  880                   --        --            880
Cumulative translation
 adjustment...................           --    --            --       --           --       (624)         (624)
Net loss......................           --    --            --       --       (42,954)      --        (42,954)
Net transactions of SQA from
 January 1, 1997 to March 31,
 1997.........................            24   --            151      --        (4,147)      --         (3,996)
                                      ------ ------     --------  -------    ---------     -------    --------
BALANCE AT MARCH 31, 1997.....        47,684  $477      $356,270  $(1,340)   $(115,006)    $(490)     $239,911

                See Notes to Consolidated Financial Statements.

                         RATIONAL SOFTWARE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                     1995     1996      1997
                                                    -------  -------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)................................ $ 2,256  $(3,590) $(42,954)
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Charges for acquired in-process research and
     development...................................     --     8,700    56,798
    Depreciation...................................   4,361    3,873     4,063
    Amortization...................................     678      842     1,675
    Compensation expense for stock option grants...     --       229       145
    Changes in operating assets and liabilities
      Accounts receivable..........................  (4,145)  (4,550)   (9,083)
      Prepaids and other, net......................     402     (947)      829
      Accounts payable.............................   1,161   (1,336)    5,122
      Accrued employee benefits and accrued
       expenses....................................  (1,564)   2,296    (2,392)
      Deferred revenue.............................   1,181    9,367       (23)
      Accrued merger and restructuring expenses....  (4,062)    (329)    8,268
                                                    -------  -------  --------
    Net cash provided by operating activities......     268   14,555    22,448
                                                    -------  -------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments..............  (2,369) (11,124)  (10,611)
  Maturities and sales of short-term investments...   7,581    3,449    16,824
  Purchase of property and equipment...............  (3,361)  (3,608)   (9,143)
  Additions to capitalized software costs..........    (154)     --        --
  Business combinations, net of cash acquired......     --       279   (69,992)
                                                    -------  -------  --------
    Net cash provided by (used in) investing
     activities....................................   1,697  (11,004)  (72,922)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments under long-term debt and
   capital lease obligations.......................  (2,463)  (2,569)     (644)
  Net proceeds from issuance of common stock.......     865   62,715   198,233
  Net proceeds from the sale of redeemable
   convertible preferred stock, net of issuance
   costs...........................................   3,008    4,435       --
  Other............................................      35      --        --
                                                    -------  -------  --------
    Net cash provided by financing activities......   1,445   64,581   197,589
Net increase in cash and cash equivalents..........   3,410   68,132   147,115
Cash and cash equivalents at beginning of year.....   8,836   12,246    80,378
                                                    -------  -------  --------
Cash and cash equivalents at end of year........... $12,246  $80,378  $227,493
                                                    =======  =======  ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid:
    Income taxes...................................     199      355       929
    Interest paid..................................     101      107        12
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Conversion of redeemable preferred stock to
   common stock....................................     --    12,351       --
  Options issued in business combination...........     --       --      1,600
  Tax benefit from option transactions.............     --       --        880
  Note payable issued for business combination.....     --       --      2,800

                See Notes to Consolidated Financial Statements.

                         RATIONAL SOFTWARE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1997

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

  Organization and basis of presentation. Rational Software Corporation (the Company) was incorporated under the laws of Delaware on July 28, 1982. The Company develops, markets and supports a comprehensive solution for the component-based development of software systems.

  The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries including SQA, Inc. (SQA), which was merged with the Company effective February 26, 1997. The historical consolidated financial statements of the Company for all periods prior to such merger date have been restated to reflect the merger, which has been accounted for as a pooling-of-interests. The consolidated financial statements for all periods include results of the Company's operations and balance sheet data on a March 31 fiscal year basis and SQA's results on a December 31, fiscal year basis. All intercompany transactions and balances have been eliminated upon consolidation.

  Use of estimates. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires the Company to review for impairment of long-lived assets certain identifiable intangibles and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. In certain situations, an impairment loss would be recognized. FAS 121 became effective for the Company on April 1, 1996. The adoption of FAS 121 did not have a material effect on the Company's consolidated results of operations.

  Revenue recognition. The Company recognizes revenue and related costs from the sale of its software products and systems upon shipment to the customer if collection is probable and remaining Company obligations are insignificant. Revenue from software royalties, whether they are advance payments that are nonrefundable or minimum royalty guarantees payable over a fixed period, is recorded when the earnings process is complete and collection is considered probable. Revenue from consulting services is recognized when earned. Customer support revenue is deferred and recognized on a straight-line basis over the period covered by the customer-support agreements. Contract revenue, which generally represents special or custom engineering development under milestone payments, is recognized in conformity with Accounting Research Bulletin No. 45, "Long-Term Construction Type Contracts", using the relevant guidance in SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts".

  Software capitalization. Computer software development costs are capitalized after the economic and technological feasibility of a new product is established. Capitalized costs are amortized on a product basis over the estimated economic life of a general-release product, which generally does not exceed three years. The annual amortization is the greater of the amount computed using the straight-line method or the amount computed using the ratio of current revenue to the total of current and anticipated future revenues. Capitalized software-development costs are also written down periodically to net realizable value based on an analysis of anticipated future revenues. Research and development costs prior to the establishment of the economic and technological feasibility of a product are expensed as incurred.

  There were no capitalized software development costs as of March 31, 1996 and 1997. For the years ended March 31, 1995, 1996 and 1997, software amortization was $472,000, $329,000 and $0, respectively.

                         RATIONAL SOFTWARE CORPORATION

                                MARCH 31, 1997

  Translation of foreign currencies. Accounts denominated in foreign currencies have been translated in accordance with Statement of Financial Accounting Standards No. 52. The functional currency for the Company's international sales operations is the U.S. dollar, with the exception of its Swedish subsidiary for which the functional currency is the local currency. Gains and losses resulting from the remeasurement of the foreign currency financial statements of the sales operations into U.S dollars are included in other income. Gains and losses resulting from foreign currency translation of the Swedish subsidiary are accumulated as a separate component of stockholders' equity.

  Other income. During the year ended March 31, 1997, other income consisted primarily of interest earned on the Company's excess cash, cash equivalents and short-term investments and interest expense. It also included gains and losses on foreign currency transactions.

  Net income (loss) per share. Net loss per share is computed using the weighted average number of common shares outstanding during the period. Net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common stock equivalents consist of stock options using the treasury stock method and redeemable convertible preferred stock.

  Cash, cash equivalents and short-term investments. Cash equivalents are highly liquid investments with original maturity dates of three months or less at the date of acquisition. Investments with maturity dates of greater than three months are considered to be short-term investments.

  All the Company's cash equivalents and short-term investments are classified as available-for-sale under the provisions of Statement of Financial Accounting Standards No. 115 (FAS 115), "Accounting for Certain Investments in Debt and Equity Securities." Investments are carried at amortized cost which approximates estimated fair value based on quoted market prices at March 31, 1996 and 1997.

  Under FAS 115, management classifies investments as trading, available-for-sale, or held-to-maturity at the time of purchase and periodically reevaluates such designation. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost with corresponding premiums or discounts amortized over the life of the investment to interest income. Debt securities not classified as held-to-maturity are classified as available-for-sale and reported at fair market value. Unrecognized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method.

  Property and equipment. The Company's property and equipment are recorded at cost, which is generally depreciated over three- to five-year periods using the straight-line method. The cost of furniture and equipment under capital leases is recorded at the lower of the present value of the minimum lease payments or the fair value of the asset and is amortized over the shorter of the term of the related lease or the estimated useful life of the asset. Leasehold improvements are depreciated over the remaining life of the lease.

  Stock-based compensation. The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. The Company generally grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant, accordingly, no compensation expense is recorded. The Company recognizes compensation expense for those options granted with an exercise price less than fair value.

                         RATIONAL SOFTWARE CORPORATION

                                MARCH 31, 1997

  Fair value of financial instruments. The carrying values reported in the balance sheet for cash and cash equivalents, short-term investments and long-term debt approximate fair value. The fair value of short-term investments is based on quoted market prices.

  Advertising costs. The Company expenses advertising costs as incurred. Advertising costs totaled $1,362,000, $2,109,000 and $2,618,000 for the years ended March 31, 1995, 1996 and 1997, respectively.

  Reclassifications. Certain prior year amounts have been reclassified to conform with current year presentation.

  Recent pronouncements. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on March 31, 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded.

2. RISKS DUE TO CONCENTRATIONS

  Concentrations of credit risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. The Company's investment policy limits its exposure to concentrations of credit risk for cash equivalents. The Company sells its products primarily to major corporations and systems integrators that serve a wide variety of U.S. and foreign markets. Collateral or deposits generally are not required from customers who demonstrate a positive credit record and sound financial condition. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

  International sales. International sales currently account for approximately one-third of the Company's revenues, and the Company expects that international sales will continue to account for a significant portion of the Company's revenues in future periods. Any material adverse effect on the Company's international business would have a material adverse effect on the Company's financial statements. Also, the Company's international sales are generally denominated in foreign currencies. Losses on the conversion of foreign-denominated receivables into U.S. dollars may have a material adverse effect on the Company's financial statements.

  From time to time the Company enters into short-term forward exchange contracts to hedge against the impact of foreign currency fluctuations on accounts receivable denominated in foreign currencies. The total amount of these contracts is offset by the underlying foreign currency denominated accounts receivable. The gains or losses on the contracts are included in income as the contracts expire and are offset by gains and losses on the underlying receivables being hedged. At March 31, 1997, the Company had outstanding forward exchange contracts, all having maturities of approximately 35 days, to exchange various European currencies for US dollars in the amounts of $7,397,000. Neither the carrying amount nor the fair value of these foreign currency forward exchange contracts was material at March 31, 1997. One major U.S. multinational bank is counterparty to all these contracts. The associated gains and losses are not material to the Company's results of operations. There were no forward exchange contracts outstanding at March 31, 1996.

                         RATIONAL SOFTWARE CORPORATION

                                MARCH 31, 1997

3. MERGER WITH SQA, INC.

  On February 26, 1997, the Company acquired SQA, Inc.("SQA"), a company incorporated in Delaware, through the merger of a wholly-owned subsidiary of the Company with and into SQA, pursuant to which the Company issued approximately 6,997,000 shares of common stock. In addition, each outstanding option or right to purchase SQA common stock under various stock option and purchase plans were assumed by the Company and became an option or right to purchase the Company's common stock after giving affect to the 0.86 exchange ratio. SQA is primarily involved in developing and marketing integrated software products for the automated testing and quality management of Windows-based client/server applications. The acquisition was accounted for a pooling-of-interests, and accordingly, the Company's historical consolidated financial statements have been restated to include the results for SQA for all periods presented. The following information shows revenue and net income (loss) of the separate companies for the periods preceding the combination. Information relating to SQA is for the year ended December 31, 1996, 1995 and 1994 respectively (in thousands):

                                          RATIONAL             MERGER
                                          SOFTWARE    SQA,    RELATED
                                         CORPORATION  INC.    EXPENSES  COMBINED
                                         ----------- -------  --------  --------
Year ended March 31, 1997
  Revenue...............................  $121,264   $24,109  $   --    $145,373
  Net income (loss).....................   (40,518)    4,765   (7,201)   (42,954)
Year ended March 31, 1996
  Revenue ..............................  $ 91,107   $12,845  $   --    $103,952
  Net income (loss).....................    (4,021)       31      --      (3,590)
Year ended March 31, 1995
  Revenue ..............................  $ 72,899   $ 4,450  $   --    $ 77,349
  Net income (loss).....................     4,678    (2,422)     --      (2,256)

  Revenue and net loss of SQA for the three-month period ended March 31, 1997, the period which is excluded in the accompanying financial statements was $2,351,000 and $4,147,000, respectively. Included in the accompanying consolidated statement of operations for the year ended March 31, 1997 are merger-related expenses totaling $7,201,000 consisting primarily of charges for investment banking and professional fees of $3,100,000, severance costs of $1,767,000 associated with employee terminations and charges of $2,334,000 incurred as a result of the closing of duplicate facilities, other merger-related administrative costs and asset write-downs. As of March 31, 1997 the Company has paid out or charged $3,842,000 against the related merger accrual.

4. PURCHASE OF VISUAL TEST PRODUCT AND BUSINESS COMBINATIONS

  VISUAL TEST PRODUCT. During October 1996 the Company purchased the Visual Test product from Microsoft Corporation. The aggregate purchase price (including direct acquisition costs) was $23,146,000 in cash, which has been allocated to the fair value of the assets acquired, including in-process research and development. Acquired in-process research and development represents the present value of the estimated cash flows expected to be generated by Visual Test related technology, which at the acquisition date had not yet reached the point of technological feasibility and does not have an alternative future use. The value of the in-process research and development was charged to operations on the acquisition date.

  REQUISITE, INC. During February 1997 the Company acquired all of the outstanding shares of common stock of Requisite, Inc. a Colorado-based provider of software requirements-management tools and training pursuant to a statutory share exchange under Colorado law. The aggregate purchase price (including direct acquisition costs) was $8,631,000. The Company also assumed the outstanding Requisite employee stock options in exchange for stock options to purchase 6,450 shares of common stock of the Company.

                         RATIONAL SOFTWARE CORPORATION

                                MARCH 31, 1997

  SOFTLAB AB. During February 1997 the Company acquired all the outstanding shares of common stock of Softlab AB, a developer of custom software-engineering tools, integrated software-development environments, and software-development processes based in Sweden. The aggregate purchase price (including direct acquisition costs) was $6,732,000 in cash, plus notes payable totaling approximately $2,800,000. The notes are due in two equal installments on the first and second anniversary of the closing date.

  PERFORMANCE AWARENESS CORPORATION. During March 1997 the Company acquired all the outstanding shares of capital stock of Performance Awareness Corporation for cash and assumed the outstanding Performance Awareness employee stock options in exchange for options to purchase 250,000 shares of the Company's Common Stock. Performance Awareness develops, markets and supports automated software quality products and related services that provide solutions for the software testing market. The aggregate purchase price (including direct acquisition costs) was $32,929,000 in cash and fair value of options which were assumed by the Company.

  SOFTWARE 9000. Also during March 1997, the Company acquired all the outstanding shares of common stock of Software 9000, a New Zealand software distribution company. The aggregate purchase price was $425,000 (including direct acquisition costs).

  OBJECTORY AB. During October 1995, the Company signed a definitive agreement to purchase all the outstanding stock of Objectory AB, a Swedish software development company, in exchange for 1,496,718 shares of common stock.

  The Company has accounted for the acquisitions of Requisite, Inc., Softlab AB, Performance Awareness, Software 9000 and Objectory AB using the purchase method, and accordingly, the operating results of the respective companies are included in the consolidated results of the Company from the date of acquisition. The consolidated balance sheets include the assets and liabilities of these businesses at March 31, 1997. The total purchase price paid for the Visual Test product and of each acquisition was allocated based upon discounted cash flow valuation techniques and is summarized as of March 31, as follows (in thousands):

                                               1997                          1996
                          ------------------------------------------------ ---------
                          VISUAL                      PERFORMANCE
                           TEST   REQUISITE, SOFTLAB   AWARENESS  SOFTWARE OBJECTORY
                          PRODUCT    INC.      AB     CORPORATION   9000      AB
                          ------- ---------- -------  ----------- -------- ---------
Property and equipment..  $   --    $  132   $  508     $   894     $ 16    $   188
Intangible assets.......    5,488    2,447    3,632      10,094      366      1,216
Severance and facility
 accruals...............      --       --      (163)     (3,573)     --        (312)
Net assets (liabilities)
 acquired...............      --       341     (512)     (1,848)      43     (1,022)
In-process research and
 development............   17,658    5,711    6,067      27,362      --       8,700
                          -------   ------   ------     -------     ----    -------
                          $23,146   $8,631   $9,532     $32,929     $425    $ 8,770
                          =======   ======   ======     =======     ====    =======

  Intangible assets include developed technology, assembled workforce, customer base, trade name and covenant not-to-compete. The estimated average useful life of these assets is four years. Accumulated amortization of intangible assets totaled $2,184,000 and $509,000 at March 31, 1997 and 1996, respectively. In-process research and development represents the present value of the estimated cash flows expected to be generated by the related technology from the Visual Test product and from each acquisition, which at the date of purchase had not yet reached the point of technological feasibility and does not have an alternative future use. Therefore, in accordance with generally accepted accounting principles, the in-process research and development was written off and charged to operations during the quarter in which the purchase took place.

                         RATIONAL SOFTWARE CORPORATION

                                MARCH 31, 1997

  The following unaudited pro forma combined results of operations of the Company for fiscal 1996 and 1997, had the business combinations occurred at the beginning of each fiscal year presented, including non-recurring charges for acquired in-process technology of $8,700,000 and $56,798,000 in 1996 and 1997, respectively, are as follows:

                                                               1996      1997
                                                             --------  --------
                                                              (IN THOUSANDS,
                                                             EXCEPT PER SHARE
                                                                   DATA)
      Net revenue........................................... $118,880  $158,606
      Net loss.............................................. $(10,419) $(50,059)
      Net loss per share.................................... $  (0.28) $  (1.15)

  The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred had the transactions been completed at the beginning of the periods indicated, nor is it necessarily indicative of future operating results.

5. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

  The Company's cash equivalents and short-term investments as of March 31, 1996 and 1997 are as follows (in thousands):

                                                                 1996     1997
                                                                ------- --------
      Cash and cash equivalents:
        Cash................................................... $ 7,998 $ 10,518
        Money market funds.....................................  35,470  169,305
        Commercial paper.......................................   3,470   11,875
        U.S. Government........................................  33,440   35,795
                                                                ------- --------
          Total................................................ $80,378 $227,493
                                                                ======= ========
      Short-term investments:
        U.S. government........................................ $ 4,745 $    --
        Commercial paper.......................................   3,908    2,465
        Certificates of deposit................................      58       60
                                                                ------- --------
          Total................................................ $ 8,711 $  2,525
                                                                ======= ========

  Realized gains and losses on sales of available-for-sale securities were immaterial for the years ended March 31, 1996 and 1997. There were no significant unrealized holding gains or losses on such securities at March 31, 1996 and 1997.

                         RATIONAL SOFTWARE CORPORATION

                                MARCH 31, 1997

6. PROPERTY AND EQUIPMENT

  Property and equipment at March 31, 1996 and 1997 is as follows (in thousands):

                                                               1996      1997
                                                             --------  --------
     Computer, office and manufacturing equipment........... $ 23,816  $ 27,686
     Office furniture.......................................    2,192     3,031
     Leasehold improvements.................................    1,228     2,342
                                                             --------  --------
                                                               27,236    33,059
     Accumulated depreciation and amortization..............  (20,989)  (19,768)
                                                             --------  --------
     Net property and equipment............................. $  6,247  $ 13,291
                                                             ========  ========

7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

  In November 1989, the Company entered into a product development and loan agreement with International Business Machines (IBM) whereby the Company received interest-free loans of $8,700,000 to develop certain proprietary software products in which the Company retains full ownership rights. In exchange, the Company granted IBM distribution and marketing rights to the products under development, the right to evaluate all of the Company's technology for a period of five years, and an agreement to refrain from undertaking any other development that would impair its ability to perform under the agreement. The Company also provides consulting to IBM in certain technology areas. The loans were fully repaid as of March 31, 1997.

  The Company leases certain equipment and furniture under capitalized lease obligations. The related obligations under capitalized leases represent the present value of future minimum lease payments. Assets capitalized under leases totaled $3,979,000 and $4,524,000 at March 31, 1996 and 1997,
respectively. Long-term debt and capitalized lease obligations consist of the following at March 31 (in thousands):

                                                               1996    1997
                                                               -----  -------
     Long-term debt payable to IBM............................ $ 488  $   --
     Note payable to former Softlab AB shareholders...........   --     2,800
     Present value of capital lease obligation................   166      416
     Other....................................................   --       535
                                                               -----  -------
                                                                 654    3,751
     Less current portion of capital lease obligations and
      debt....................................................  (654)  (2,010)
                                                               -----  -------
     Due after one year....................................... $ --   $ 1,741
                                                               =====  =======

                         RATIONAL SOFTWARE CORPORATION

                                MARCH 31, 1997

8. COMMITMENTS AND CONTINGENCIES

  Commitments. The Company leases its primary office space under operating
  -----------
leases. Rental expense for facilities was approximately $2,070,000, $2,750,000 and $3,520,000 for the years ended March 31, 1995, 1996 and 1997, respectively. As a result of merger-related activity at March 31, 1997, the Company has accrued $1,339,000 of estimated costs of future rent associated with the excess office space. Estimated future rents from sublease agreements are $501,000, $358,000, and $119,000 in fiscal 1998, 1999 and 2000, respectively. Future minimum rental payments, net of sublease income, at March 31, 1997 are as follows for the fiscal years indicated (in thousands):

     1998............................................................... $ 5,127
     1999...............................................................   4,743
     2000...............................................................   3,443
     2001...............................................................   2,043
     2002...............................................................     471
     Thereafter.........................................................     495
                                                                         -------
                                                                         $16,322
                                                                         =======


  Legal Matters. On December 1, 1995, a complaint was filed against the
  -------------
Company relating to the Company's preliminary acquisition negotiations with Interactive Development Environments, which were subsequently terminated. The complaint was settled in March 1997, within amounts previously reserved for.

     On December 16, 1996, the Company filed a lawsuit against Silicon Graphics, Inc. ("SGI") arising from SGI's failure to pay certain royalties due to the Company under a software license agreement entered into between the Company's predecessor, VERDIX Corporation, and SGI. SGI has filed an answer denying the Company's allegations, and also filed a cross-complaint against the Company for unspecified damages for alleged wrongdoing arising out of the license agreement with SGI. The Company denies the allegations and intends to vigorously defend SGI's claims.

     From time to time the Company is subject to legal claims. Historically, the cost of resolution of the claims has not been significant, and the Company is not aware of any asserted or unasserted claims pending against it, including the suits mentioned above, the resolution of which would have a material adverse impact on the operations or financial position of the Company.

9. STOCKHOLDERS' EQUITY

  Common stock. In July 1996, the Company's Board of Directors and stockholders approved a two-for-one stock split payable in the form of a stock dividend to stockholders. All share and per share information have been adjusted to reflect this change.

  During October 1996, the Company sold 5,188,000 shares of common stock in a public offering. Net proceeds from the sale were $186,356,000 after deducting underwriting discounts, commissions, and other related expenses.

  Stock options. The Company provides equity incentives to employees and directors by means of incentive stock options and nonstatutory options which historically have been provided under various stock option plans. The Company now issues options from the Stock Option Plan for Directors and the 1997 Stock Option Plan. Stock options generally vest over a period of four years. Under these plans, the Company may grant either nonstatutory or incentive stock options and the option price per share cannot be less than 85% of fair market value in the case of nonstatutory options, or 100% of fair market value in the case of incentive stock options, determined on the date that the option is granted. Under these plans, the Company has reserved 8,468,200 shares for issuance at March 31, 1997. Options expire at various dates ranging from 5 to 10 years from the date of grant.

  In July, 1995, an amendment was approved during the annual meeting of the Company's stockholders that established a new formula for determining the size of directors grants and that lengthened the vesting period of directors grants. The compensation expense recognized during fiscal 1996 and 1997 as a result of this change was $229,000 and $145,000, respectively.

                         RATIONAL SOFTWARE CORPORATION

                                 MARCH 31, 1997

  Activity under all plans is summarized as follows:

                                                      SHARES UNDER OUTSTANDING
                                                              OPTIONS
                                                     ---------------------------
                                                                    WEIGHTED-
                                    SHARES AVAILABLE                 AVERAGE
                                       FOR GRANT       OPTIONS    EXERCISE PRICE
                                    ---------------- -----------  --------------
Balance at March 31, 1994.........      3,422,832      3,234,918      $ 2.64
  Granted.........................     (2,723,378)     2,723,378        2.61
  Exercised.......................            --       (221,003)        2.71
  Canceled........................        338,077      (338,077)        3.61
  Expired.........................       (448,620)           --          --
                                      -----------    -----------      ------
Balance at March 31, 1995.........        588,911      5,399,216        2.56
Additional shares authorized......      1,952,532            --          --
  Granted.........................    (1,679,429)      1,679,429        7.44
  Exercised.......................            --     (1,349,398)        2.50
  Canceled........................        244,975      (244,975)        2.50
  Expired.........................        (16,860)           --          --
                                      -----------    -----------      ------
Balance at March 31, 1996.........      1,090,129      5,484,272        4.11
Additional shares authorized......      3,250,000            --          --
Expiration of SQA option plans....       (123,036)           --          --
  Granted.........................     (4,328,634)     4,328,634       24.48
  Exercised.......................            --      (1,215,624)       3.66
  Canceled........................        554,317       (554,317)      15.75
  Expired.........................        (13,226)           --          --
Net transactions of SQA during the
 period from January 1, 1997 to
 March 31, 1997...................        (94,385)        90,070       32.98
                                      -----------    -----------      ------
Balance at March 31, 1997.........        335,165      8,133,035      $14.54
                                      ===========    ===========      ======

                         RATIONAL SOFTWARE CORPORATION

                                MARCH 31, 1997

  At March 31, 1996 options to purchase 1,585,514 shares of common stock were exercisable at a weighted-average exercise price of $2.92. At March 31, 1997 the range of options outstanding and exercisable is as follows:

                                OPTIONS OUTSTANDING        OPTIONS EXERCISABLE
                          -------------------------------- --------------------
                                       WEIGHTED
                                        AVERAGE   WEIGHTED             WEIGHTED
                                       REMAINING  AVERAGE              AVERAGE
       RANGE OF             NUMBER    CONTRACTUAL EXERCISE   NUMBER    EXERCISE
     EXERCISE PRICES      OUTSTANDING    LIFE      PRICE   EXERCISABLE  PRICE
     ---------------      ----------- ----------- -------- ----------- --------
     $0.29-$0.29.........    359,537     4.68      $ 0.29     205,865   $ 0.29
     $0.87-$3.47.........  2,441,461     5.46        2.65   1,365,270     2.77
     $3.75-$7.06.........    713,296     7.67        6.16     240,035     5.57
     $7.69-$12.31........    437,338     8.63        9.37      74,596     9.06
     $13.57-$19.75.......  1,729,381     9.77       17.50      54,187    14.21
     $20.63-$29.14.......  1,672,345     8.23       26.28      31,193    24.89
     $31.06-$39.56.......    779,677     8.72       37.21       9,331    37.33
                           ---------     ----      ------   ---------   ------
                           8,133,035     7.59      $14.54   1,980,477   $ 3.92
                           =========     ====      ======   =========   ======

  Employee stock purchase plan. The Company has an employee stock purchase plan ("ESPP") under which substantially all employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of fair market values as of the beginning or end of the offering period. Stock purchases under the plan are limited to the lessor of 10% of an employee's compensation or $25,000 per year. At March 31, 1997, 931,000 shares had been issued under the Plan and 269,000 shares were reserved for issuance.

  Stock-based compensation. Pro forma information regarding net income (loss) and earnings (loss) per share is required by FAS 123 for awards granted or modified after December 31, 1994 as if the Company had accounted for its stock-based awards to employees under the fair value method of FAS 123. The fair value of the Company's stock-based awards to employees was estimated using a Black-Scholes option pricing model. The Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                                                               STOCK
                                                              OPTIONS    ESPP
                                                             --------- ---------
                                                             1996 1997 1996 1997
                                                             ---- ---- ---- ----
     Expected life (years).................................. 3.47 3.52  0.5  0.5
     Expected volatility.................................... 0.62 0.59 0.76 1.02
     Risk-free interest rate................................ 5.79 6.52 5.64 5.38

                         RATIONAL SOFTWARE CORPORATION

                                MARCH 31, 1997

  For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is amortized over the options' vesting period (for options) and the six-month purchase period (for stock purchases under the
ESPP). The Company's pro forma information for the years ended March 31, is as follows (in thousands, except for loss per share information):

                                                               1996      1997
                                                              -------  --------
     Net loss:
       As reported........................................... $(3,590) $(42,954)
       Pro forma.............................................  (5,367)  (54,663)
     Net loss per share:
       As reported........................................... $ (0.10) $  (0.98)
       Pro forma.............................................   (0.15)    (1.25)

  Because FAS 123 is applicable only to awards granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until approximately 1999 and is not expected to be indicative of the effects on net income (loss) and net income (loss) per share in future years.

  The weighted-average fair value of options granted at market value during fiscal 1996 and 1997 was $3.81 and $11.74 per share, respectively. The weighted-average fair value of employee stock purchase rights during fiscal 1996 and 1997 was $1.35 and $4.65 per share, respectively.

10. INCOME TAXES

  Pretax income (loss) from continuing operations is as follows at March 31 (in thousands):

                                                        1995   1996      1997
                                                       ------ -------  --------
     Domestic......................................... $2,404 $(4,002) $(41,538)
     Foreign..........................................    258   1,440     3,043
                                                       ------ -------  --------
         Total........................................ $2,662 $(2,562) $(38,495)
                                                       ====== =======  ========

  The provision for income taxes consists of the following at March 31 (in thousands):

                                                             1995   1996   1997
                                                             ----- ------ ------
     Current
       Federal.............................................. $ 100 $   28 $2,029
       State................................................    70     52    730
       Foreign..............................................   236    948  1,700
                                                             ----- ------ ------
         Total.............................................. $ 406 $1,028 $4,459
                                                             ===== ====== ======

                         RATIONAL SOFTWARE CORPORATION

                                MARCH 31, 1997

  The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate as a result of the following differences for the years ended March 31 (in thousands):

                                                     1995    1996      1997
                                                     -----  -------  --------
   Income tax (benefit) at the federal statutory
    rate............................................ $ 932    $(897) $(13,473)
   Net operating loss carryforwards utilized .......  (720)  (1,616)   (6,361)
   Nondeductible charges for acquired in-process
    research and development........................   --     3,045    19,879
   State income taxes...............................    46       52       474
   Foreign taxes....................................   148      444     1,700
   Merger related costs.............................   --       --      1,103
   Other............................................   --       --      1,137
                                                     -----  -------  --------
       Total........................................ $ 406  $ 1,028  $  4,459
                                                     =====  =======  ========

  Significant components of the Company's deferred tax assets are as follows at March 31 (in thousands):

                                                              1996      1997
                                                            --------  --------
   Net operating loss carryforwards........................ $ 18,324  $ 24,605
   Tax credit carryforwards................................    3,492     3,862
   Acquired intangibles....................................      --      4,357
   Reserves and accruals not currently deductible..........    3,301     2,815
   Depreciation............................................    1,323       660
   Other...................................................      802     2,153
                                                            --------  --------
   Total deferred tax assets...............................   27,242    38,452
   Valuation allowance for deferred tax assets.............  (27,242)  (38,452)
                                                            --------  --------
                                                            $    --   $    --
                                                            ========  ========

  The valuation allowance increased by $5,647,000 and $11,210,000 in 1996 and 1997, respectively. Approximately $14,119,000 of the valuation allowance is attributable to stock options, the benefit of which will be credited to additional paid-in capital when realized.

  FASB Statement 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company's historical operating performance and the reported cumulative net loss for the prior three years, the Company has provided a full valuation allowance against its net deferred tax assets. The Company will evaluate the realizability of the deferred tax asset on a quarterly basis.

  At March 31, 1997, the Company had net operating loss carryforwards for federal income tax purposes of approximately $69,000,000 and tax credit carryforwards of $3,900,000 that expire in 1997 through 2012. As a result of the sale of common stock in June 1995, the Company incurred a change in stock ownership as defined under Section 382 of the Internal Revenue Code of 1986. Accordingly, approximately $29,000,000 of the Company's net operating loss carryforwards and $3,100,000 of the tax credit carryforwards will be subject to an annual limitation regarding their utilization against taxable income in future years. Such losses and credits will be available to offset the income tax liability attributable to annual taxable income of approximately $8,700,000.

11. MAJOR CUSTOMERS, RELATED PARTIES, AND INTERNATIONAL SALES.

  IBM divested its shares of the Company's outstanding stock during the secondary offering in the first quarter of fiscal 1996. IBM owned approximately 13% of the Company's outstanding stock at the end of 1995 and sales

                         RATIONAL SOFTWARE CORPORATION

                                MARCH 31, 1997
to IBM amounted to 3% of the Company's revenue in 1995. Sales to Lockheed Martin Corporation, which had a representative on the Board through September 1995, amounted to 2%, and 4% of the Company's revenue in 1995 and 1996, respectively.

  The Company also derives revenues from the sale of its products to customers in international geographic areas. Total revenue from international sales and related consulting and customer support in different geographic areas is as follows at March 31, (in thousands):

                                                        1995    1996     1997
                                                       ------- ------- --------
   Net Sales to Customers:
     Western Europe................................... $12,776 $25,066 $ 31,934
     Other............................................  13,086  10,873   13,924
                                                       ------- ------- --------
       Total.......................................... $25,862 $35,939 $ 45,858
                                                       ======= ======= ========

  "Other," as used above, primarily consists of sales to Canada and the Asia/Pacific region.

12. QUARTERLY INFORMATION (UNAUDITED)

  The following table presents unaudited quarterly operating results for each of the Company's eight quarters in the two-year period ended March 31, 1997.

                                                      QUARTER ENDED
                                            -----------------------------------
                                            JUNE 30 SEPT. 30 DEC. 31   MARCH 31
                                            ------- -------- --------  --------
   1997
   Total revenue........................... $32,002 $34,025  $ 39,057  $ 40,289
   Gross margin............................  24,054  25,754    29,697    30,168
   Operating income(loss)..................   4,956   5,718   (13,743)  (43,343)
   Net income(loss)........................   5,093   5,872   (11,836)  (42,083)
   Net income (loss) per share.............    0.11    0.13     (0.26)    (0.89)
   1996
   Total revenue........................... $22,065 $24,579  $ 27,445  $ 29,863
   Gross margin............................  15,627  18,075    20,073    21,528
   Operating income (loss).................     662   1,840   (11,022)    4,128
   Net income (loss).......................     750   2,171   (10,874)    4,363
   Net income (loss) per share.............    0.02    0.06     (0.29)     0.10

13. SUBSEQUENT EVENTS

  On April 7, 1997, the Company entered into an Agreement and Plan of Reorganization (the "Merger Agreement") providing for the merger of Pure Atria Corporation ("Pure Atria") with and into Wings Merger Corporation, a wholly owned subsidiary of the Company. Pursuant to the Merger Agreement, all of the outstanding shares of Pure Atria common stock will be converted into the right to receive 0.9 shares of Rational common stock (the "Exchange Ratio") and each outstanding option or right to purchase shares of Pure Atria common stock will be assumed by the Company and become options and rights to purchase shares of the Company's common stock with appropriate adjustments made to the price and number of shares issuable upon exercise of such options or rights based on the Exchange Ratio. The consummation of the merger requires approval by the Company's stockholders of the reservation and issuance of the shares of the Company's common stock to be issued in the merger. The Company expects to account for the Merger as a pooling of interests and issue approximately 45,493,000 shares in exchange for all outstanding common stock and upon exercise of outstanding options of Pure Atria.

  The Board of Directors has also authorized an increase in the authorized number of shares of common stock from 75,000,000 to 150,000,000, subject to stockholder approval, to provide Rational a sufficient number of shares of common stock to consummate the merger.

ITEM 9 -- DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                         RATIONAL SOFTWARE CORPORATION
--------------------------------------------------------------------------------

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The directors of Rational and their ages as of June 12, 1997 are as follows:

           NAME             AGE        POSITION
           ----             ---        --------
Paul D. Levy................ 41  Chairman of the Board
Michael T. Devlin........... 42  Director
James S. Campbell(2)........ 70  Director
Daniel H. Case III(2)....... 39  Director
Leslie G. Denend(1)......... 56  Director
John E. Montague(2)......... 43  Director
Allison R. Schleicher(1).... 53  Director
----------

(1)  Member of Compensation Committee
(2)  Member of Audit Committee

       Paul D. Levy (see Item 1 "Executive Officers")

                         RATIONAL SOFTWARE CORPORATION
--------------------------------------------------------------------------------

     Michael T. Devlin (see Item 1 "Executive Officers")

     James S. Campbell has been a director of Rational since 1990. Since 1987, he has been the Managing Director of Management Partners International Corporation, a management and consulting firm specializing in technology companies. He serves on the national board of directors of United We Stand America, Inc. and is a Director of Applied Voice Technology, Inc. Mr. Campbell is the father-in-law of Mr. Levy.

     Daniel H. Case III has been a director of Rational since 1993. Since 1994, he has been President and Chief Executive Officer of Hambrecht & Quist Group, an investment banking firm. From 1992 to 1994 he served as President and Co-Chief Executive Officer of Hambrecht & Quist Group. Previously he held various positions with Hambrecht & Quist Group. He is a director of Hambrecht & Quist Group and Electronics Arts, Inc.

     Leslie G. Denend has been a director of Rational since 1993. Since 1993, he has been the President and Chief Executive Officer of Network General Corporation, a supplier of local and wide area computer network communications management systems. From 1990 to 1992, he was President of Vitalink Communications. He is a director of Network General Corporation, McAfee Corporation and Proxim, Inc.

     John E. Montague has been a director of Rational since 1994. Since March 15, 1995, he has been Vice President, Financial Strategies at Lockheed Martin Corporation. Previously, he was Vice President, Corporate Development and Investor Relations at Martin Marietta Corporation. From 1988 to 1991, he was Director, Corporate Development at Martin Marietta Corporation.

     Allison R. Schleicher has been a director of Rational since 1990. Since 1967, he has been with IBM Corporation in various executive and management positions. Most recently in 1994, he was appointed Vice President, Finance of IBM Credit Corporation. Mr. Schleicher is a director of IBM Credit Corporation.

                         RATIONAL SOFTWARE CORPORATION
--------------------------------------------------------------------------------


ITEM 11 -- EXECUTIVE COMPENSATION

                          FY 1997 ANNUAL COMPENSATION
                          ---------------------------

                                                                     ALL OTHER
        NAME                 YEAR      SALARY ($)     BONUS ($)     COMP ($)(1)
        ----                 ----      ----------     --------     ------------
Paul D. Levy...............  1997       $325,008      $180,000       $  348
                             1996       $240,000      $ 82,374       $  348
                             1995       $220,000      $      0       $  348

Michael T. Devlin..........  1997       $325,008      $180,000       $  348
                             1996       $240,000      $ 82,374       $  348
                             1995       $220,000      $      0       $  348

Robert T. Bond.............  1997       $250,008      $139,000       $  348
                             1996       $185,000      $ 67,729       $  348
                             1995       $185,000      $      0       $3,652(2)(3)

David H. Bernstein.........  1997       $275,004      $ 78,000       $  348
                             1996       $220,000      $ 80,000       $  348
                             1995       $220,000      $      0       $  348

John R. Lovitt.............  1997       $195,000      $135,000       $3,348(3)
                             1996       $180,000      $ 62,238       $  348
                             1995       $170,000      $      0       $  348

-----------
(1) Includes $348 in premiums paid pursuant to a long-term disability plan through which the Company provides long-term disability income insurance for all its employees. In the event of an insured officer's disability, the officer may be eligible after three consecutive months of disability for a monthly benefit of 60% of his tax-free monthly earnings up to a $6,000 per month maximum.

(2) Includes a $304 interest differential reimbursed to Mr. Bond pursuant to the Rational Stock Option Financial Assistance Plan that was adopted on Sept. 29, 1983, to assist optionees in the financing of their purchase of options granted under the Rational 1983 Incentive Stock Option Plan. Mr. Bond repaid the loan in fiscal year 1996.

(3) Includes $3,000 earned by each of Mr. Bond and Mr. Lovitt as an award for ten years of service with the Company.

                         RATIONAL SOFTWARE CORPORATION
--------------------------------------------------------------------------------


OPTION GRANTS IN LAST FISCAL YEAR

      The following table sets forth information with respect to each of the named executive officers of the Company concerning the grant of stock options during the last fiscal year and the potential realizable value at certain assumed rates of stock price appreciation.

      The total number of shares of Common Stock subject to options granted pursuant to options in fiscal year 1997 were 4,344,561 (includes options granted under SQA option plans as well as Rational option plans).

                                     INDIVIDUAL GRANTS                            POTENTIAL
                      --------------------------------------------------     REALIZABLE VALUE AT
                        NUMBER OF     % OF TOTAL                            ASSUMED ANNUAL RATES OF
                        SHARES OF       OPTIONS                             STOCK PRICE APPRECIATION
                      COMMON STOCK    GRANTED TO    EXERCISE                  FOR OPTION TERM (1)
                       UNDERLYING    EMPLOYEES IN     PRICE    EXPIRATION   ------------------------
NAME                  OPTIONS (#)    FISCAL YEAR    ($/SHARE)     DATE        5%($)        10%($)
----                  ------------   ------------   --------   ---------    ---------    -----------
Paul D. Levy               200,000      4.60%         $28.19      8/26/06    3,545,708     8,985,520
                           200,000      4.60%         $39.56       1/2/07    4,975,814    12,609,690
                           325,000      7.48%         $18.25      3/18/07    3,730,131     9,452,885

Michael T. Devlin          200,000      4.60%         $28.19      8/26/06    3,545,708     8,985,520
                           200,000      4.60%         $39.56       1/2/07    4,975,814    12,609,690
                           325,000      7.48%         $18.25      3/18/07    3,730,131     9,452,885

Robert T. Bond             130,000      2.99%         $28.19      8/27/06    2,304,710     5,840,588
David H. Bernstein          90,000      2.07%         $28.19      8/27/06    1,595,569     4,043,484
John R. Lovitt              90,000      2.07%         $28.19      8/27/06    1,595,569     4,043,484
---------

(1) The Potential Realizable Value is calculated based on the fair market value on the date of grant, which is equal to the exercise price, assuming that the stock appreciates in value from the date of grant until the end of the option term at the annual rate specified (5% and 10%). Potential Realizable Value is net of the option exercise price. The assumed rates of appreciation are specified in rules of the Securities and Exchange Commission, and do not represent the Company's estimate or projection of future stock price. Actual gains, if any, resulting from stock option exercises and Common Stock holdings are dependent on the future performance of the Common Stock and overall stock market conditions, as well as the option holder's continued employment through the exercise/vesting period. There can be no assurance that the amounts reflected in this table will be achieved.


           OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END VALUES

      The following table sets forth information with respect to each of the named executive officers of the Company concerning the exercise of stock options during the last fiscal year and the fiscal year 1997 year-end value of all unexercised options held by such individuals.

                                                         NUMBER OF SECURITIES
                                                             UNDERLYING               DOLLAR VALUE OF UNEXERCISED,
                          NUMBER OF                    UNEXERCISED OPTIONS HELD       IN-THE-MONEY OPTIONS HELD
                           SHARES        DOLLAR           AT MARCH 31, 1997              AT MARCH 31, 1997(1)
                         ACQUIRED ON      VALUE      ---------------------------    ------------------------------
        NAME              EXERCISE      REALIZED     EXERCISABLE   UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
        ----             ----------   ------------   -----------   -------------    -------------   --------------
Paul D. Levy...........   125,000     $2,476,910             0         600,000      $        0      $5,426,250
Michael T. Devlin......   125,000     $2,690,250             0         600,000      $        0      $5,426,250
Robert T. Bond.........         0     $        0        94,498          80,834      $1,649,219      $1,342,916
David H. Bernstein.....         0     $        0        26,666          53,334      $  482,255      $  964,545
John R. Lovitt.........   105,330     $2,501,022        51,109          75,557      $  894,398      $1,280,759
----------

(1) Value based on market value of the Company's Common Stock at date of exercise, or at March 31, 1997 (the last business day of the fiscal year), minus the exercise price. The market value at March 31, 1997, was $20.625 per share.

                         RATIONAL SOFTWARE CORPORATION
--------------------------------------------------------------------------------

Director Compensation.
---------------------

Rational pays directors' fees only to directors who are neither employees of the Company nor serving on the Board pursuant to contractual arrangements with the Company. Directors' fees are paid at the rate of $1,250 per Board meeting attended, with no additional fee being paid for attendance at committee meetings. Directors are also reimbursed reasonable out- of- pocket expenses in connection with attending meetings. Directors who are not employees of the Company participate in the Directors' Stock Option Plan.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

No interlocking relationships exist between the Company's Board of Directors or Officers Compensation Committee and the board of directors or compensation committee of any other company.

                         RATIONAL SOFTWARE CORPORATION
--------------------------------------------------------------------------------


ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


RATIONAL PRINCIPAL STOCKHOLDERS

     The following table sets forth the beneficial ownership of Rational's Common Stock as of June 12, 1997, by (i) all persons known to Rational to be the beneficial owners of more than 5% of Rational's Common Stock, (ii) Rational's Chief Executive Officer and the four most highly compensated executive officers other than the Chief Executive Officer, (iii) each of Rational's directors and (iv) all directors and executive officers as a group. The information on beneficial ownership in the table and the footnotes below is based upon Rational's records, Schedule 13D and 13G filings and information supplied to Rational by the listed person or entity.

     The following table has been prepared in accordance with Rule 13d-3 of the Exchange Act and discloses all securities beneficially owned by the named persons as of June 12, 1997, plus all securities which such persons have a right to acquire through the exercise of options or other rights within 60 days of June 12, 1997.

                                          SHARES BENEFICIALLY OWED
                                          ------------------------
DIRECTORS, OFFICERS AND 5% STOCKHOLDERS      NUMBER       PERCENT
----------------------------------------  -----------   -----------
Pure Atria Corporation..................         -(1)          -(1)
  18880 Homestead Road
  Cupertino, CA  95014
The Kaufmann Fund, Inc..................     4,010,000       8.41%
  140 East 45th Street, 43rd Floor
  New York, NY 10017
Robert T. Bond(2).......................       155,323          *
Paul D. Levy(3).........................       152,085          *
Michael T. Devlin(4)....................       152,085          *
John R. Lovitt(5).......................       130,284          *
David H. Bernstein(6)...................        56,668          *
Leslie G. Denend(7).....................        46,666          *
Daniel H. Case III (8)..................        40,497          *
Allison R. Schleicher(9)................        25,666          *
James S. Campbell(10)...................        19,416          *
John E. Montague........................           602          *
All current directors and current
 executive officers as a group
 (24 persons)(11).......................     1,825,590        3.74%
---------

 *  Less than one percent.

(1) In connection with the proposed acquisition by the Company of Pure Atria, Pure Atria has the option to acquire, under certain circumstances pursuant to a Stock Option Agreement by and between Rational and Pure Atria dated as of April 7, 1997, up to 19.9% of the outstanding Common Stock of the Company on the date the option first becomes exercisable. If such shares are acquired, Pure Atria will have the sole voting power and sole dispositive power over such shares. Also in connection with the Pure Atria Merger, Pure Atria shares voting power over 116,873 shares of the Company's Common Stock with the directors of Rational pursuant to certain voting agreements between such directors and Pure Atria dated as of April 7, 1997. Pure Atria does not have shared dispositive power with respect to such shares. If the Pure Atria Merger is consummated, Pure Atria's option to purchase Rational Common Stock will not become exercisable, and the voting agreements will have terminated. See "Business - Definitive Agreement to Acquire Pure Atria Corporation."

                         RATIONAL SOFTWARE CORPORATION
--------------------------------------------------------------------------------

(2) Includes 130,331 shares purchasable by Mr. Bond within 60 days of June 12, 1997, upon exercise of outstanding stock options.

(3) Includes 152,083 shares purchasable by Mr. Levy within 60 days of June 12, 1997, upon exercise of outstanding stock options.

(4) Includes 152,083 shares purchasable by Mr. Devlin within 60 days of June 12, 1997, upon exercise of outstanding stock options.

(5) Includes 86,665 shares purchasable by Mr. Lovitt within 60 days of June 12, 1997, upon exercise of outstanding stock options.

(6) Includes 26,666 shares purchasable by Mr. Bernstein within 60 days of June 12, 1997, upon exercise of outstanding stock options.

(7) Includes 46,664 shares purchasable by Mr. Denend within 60-days of June 12, 1997, upon exercise of outstanding stock options.

(8) Includes 4,166 shares purchasable by Mr. Case within 60 days of June 12, 1997, upon exercise of outstanding stock options.

(9) Includes 20,664 shares purchasable by Mr. Schleicher within 60 days of June 12, 1997, upon exercise of outstanding stock options.

(10) Includes 8,332 shares purchasable by Mr. Campbell within 60 days of June 12, 1997, upon exercise of outstanding stock options.

(11) Includes 1,062,785 shares purchasable within 60 days of June 12, 1997, upon exercise of outstanding stock options.


ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Daniel H. Case III, a director and stockholder of the Company, is the President and Chief Executive Officer of Hambrecht & Quist LLC ("H&Q"). H&Q was a managing underwriter of the Company's public offerings which took place in June 1995 and October 1996, respectively, and received certain discounts and commissions, and was indemnified by the Company, with respect thereto. H&Q also provided financial advisory services to Rational in connection with the merger of SQA, Inc. in February 1997. H&Q received an initial payment of $250,000 upon delivery of its fairness opinion in connection with the SQA Merger, and was paid an additional $750,000 upon consummation of the SQA Merger as well as reimbursement for reasonable out-of-pocket expenses incurred in connection with its services. H&Q is providing financial advisory services to Rational in connection with the Pure Atria Merger. H&Q was paid in an initial payment of $2.0 million upon delivery of its fairness opinion in connection with the Pure Atria Merger. H&Q will be paid an additional $3.3 million upon consummation of the Pure Atria Merger. H&Q will also be reimbursed for reasonable out-of-pocket expenses incurred in connection with its services in connection with the Pure Atria Merger. H&Q may in the future provide other investment banking services or financial advisory services to the Company as well as continue to provide research coverage of the Company or make a market in its publicly traded securities, although there is no agreement between the Company and H&Q relating to such activities.

    In connection with the Company's October 1996 public offering, Ivar Jacobson, Vice President, Business Engineering, sold 412,544 shares of Rational Common Stock. Pursuant to a contractual obligation undertaken in connection with its acquisition of Objectory, the Company reimbursed Mr. Jacobson for the underwriting discount applicable to such shares. The amount so reimbursed was $701,324.80.

                         RATIONAL SOFTWARE CORPORATION
--------------------------------------------------------------------------------

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.   FINANCIAL STATEMENTS

          See Item 8 of this Form 10-K.

     2.   FINANCIAL STATEMENT SCHEDULES

          The following financial statement schedule of the Company for each of the years ended March 31, 1997, 1996 and 1995 is filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements, and related notes thereto, of the Company.
                                                                          Page
                                                                         Number
                                                                         ------
          Schedule II -- Valuation and Qualifying Accounts ...........     S-1

          Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

     3.   EXHIBITS

        Exhibit
------  -------

 2.01 Reorganization Agreement among Verdix Corporation, Rational Acquisition Corporation, and Rational, dated December 15, 1993, is incorporated herein by reference to Appendix A filed with the Registrant's Registration Statement on Form S-4, dated February 25, 1994 (Registration No. 33-75724).

 2.02 Agreement and Plan of Reorganization dated November 12, 1996 by and among Rational Software Corporation, Sunshine Acquisition Corp., and SQA, Inc., is incorporated herein by reference to Appendix A filed with the Registrant's Registration Statement on Form S-4, dated January 13, 1997, as amended on January 17, 1997 (File No. 333-19669).

 2.03 Stock Purchase Agreement by and among Rational Software Corporation, Performance Awareness Corporation ("PAC"), and all of the Stockholders of PAC is incorporated herein by reference to Exhibit 2.1 filed with the Registrant's Form 8-K Current Report dated March 31, 1997 (File No. 0-12167)("March 1997 8-K").

 2.04 Agreement and Plan of Reorganization among Rational Software Corporation, Wings Merger Corporation, and Pure Atria Corporation, dated April 7, 1997, is incorporated herein by reference to Exhibit
        2.1 filed with the Registrant's Form 8-K Current Report dated April 14, 1997.

 3.01 Restatement of the Certificate of Incorporation of the Registrant, dated August 30, 1996 is incorporated herein by reference to Exhibit 4.01 filed with the Company's Form S-3 Registrant Statement on October 3, 1996 (Registration No. 333-13313).

 3.02   Amendment to Section 3.2 of Bylaws of the Registrant hereof.

 4.01   Reference is made to Exhibits 3.01 and 3.02.

 4.02 Specimen of Common Stock Certificate is incorporated herein by reference to Exhibit 4.06 filed with the Registrant's Amendment No. 1 to Form S-3 Registration Statement on May 31, 1995 (File No. 3391740).

10.01 Form of the Registrant's Indemnification Agreement is incorporated herein by reference to Exhibit 10.01 filed with the Registrant's Registration Statement on Form S-4 (Registration No. 333-19669), filed on January 13, 1997, as amended on January 17, 1997.

10.02 *Agreement for Purchase and Sale of Assets between the Registrant and Microsoft Corporation, dated October 2, 1996, is incorporated herein by reference to Exhibit 1 filed with the Registrant's Form 8-K Current Report dated October 2, 1996 as amended by Exhibit 1 filed with the Registrant's Form 8-K/A Current Report dated October 16, 1996.

10.03 *Development and License Agreement between the Registrant and Microsoft Corporation, dated September 24, 1996, is incorporated herein by reference to Exhibit 2 filed with the Registrant's Form 8-K Current Report dated October 2, 1996 as amended by Exhibit 2 filed with the Registrant's Form 8-K/A Current Report dated October 16, 1996.

10.04 **Rational Software Corporation Stock Option Plan for Directors is incorporated herein by reference to Exhibit 1 filed with the Registrant's Form 8-K Current Report dated October 2, 1996.

10.05 **Form of Stock Option Agreements for the Rational Software Corporation Stock Option Plan for Directors is incorporated herein by reference to
        Exhibit 4.6 filed with the Registrant's Form S-8 Registration Statement on September 18, 1995 (Registration No. 33-97042).

10.06   Reference is made to Exhibits 2.01, 2.02, 2.03, and 2.04.

10.07 Voting Agreement dated April 7, 1997 by and among Rational Software Corporation, a Delaware corporation, and certain stockholders of Pure Atria Corporation, a Delaware corporation, is incorporated herein by reference to Exhibit 99.2 filed with the Registrant's Form 8-K Current Report dated April 14, 1997.

10.08 Voting Agreement dated April 7, 1997 by and between Pure Atria Corporation, a Delaware corporation, and certain stockholders of Rational Software Corporation, a Delaware corporation, is incorporated herein by reference to Exhibit 99.3 filed with the Registrant's Form 8-K Current Report dated April 14, 1997.

10.09 Stock Option Agreement dated April 7, 1997, by and between Pure Atria Corporation, a Delaware corporation, and Rational Software Corporation, a Delaware corporation (granting Rational an option to purchase Pure Atria Common Stock), is incorporated herein by reference to Exhibit 99.4 filed with the Registrant's Form 8-K Current Report dated April 14, 1997.

10.10 Stock Option Agreement dated April 7, 1997 by and between Pure Atria Corporation, a Delaware corporation, and Rational Software Corporation, a Delaware corporation (granting Pure Atria an option to purchase Rational Common Stock), is incorporated herein by reference to Exhibit 99.5 filed with the Registrant's Form 8-K Current Report dated April 14, 1997.

11.01   Statement of computation of the Registrant's per share earnings.

21.01   Subsidiaries of the Registrant.

23.01   Consent of Ernst & Young LLP.

24.01 Power of Attorney is contained on the signature pages of this Registration Statement.

27.01   Financial Data Schedule.
------------------
 * Confidential Treatment Requested.
** Indicates those exhibits that are management contracts or compensatory plans or arrangements required to be filed as an exhibit to this form.

(b)  REPORTS ON FORM 8-K

     The Company filed one report on Form 8-K with the Securities and Exchange Commission during the last quarter of the fiscal year ended March 31, 1997, on February 27, 1997, reporting under Item 2 of Form 8-K Rational's acquisition of SQA on February 26, 1997. The following financial statements were filed:

        Financial statements of business acquired, prepared pursuant to Rule
     3.05 of Regulation S-X were incorporated by reference to Rational's Registration Statement on Form S-4 (File No. 333-19669) filed with the Securities and Exchange Commission on Janury 13, 1997, as amended on January 17, 1997.

        On a Form 8-K/A filed on May 12, 1997, the following financial statements were also filed:

        Pro forma financial information required pursuant to Article 11 of Regulation S-X.

                         RATIONAL SOFTWARE CORPORATION
--------------------------------------------------------------------------------

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               RATIONAL SOFTWARE CORPORATION

Date:   June 19, 1997          /s/ Robert T. Bond
        -----------------      ------------------------------------------------
                               Robert T. Bond, Senior Vice President,
                               Chief Operating Officer, Chief Financial Officer
                               and Secretary


                               POWER OF ATTORNEY

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul D. Levy and Robert T. Bond, jointly and severally, as such person's true and lawful attorneys-in-fact and agents, each with full power of substitution, for such person, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report on Form 10-K, and to file with same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as full to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes, may do or be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Date:  June 19, 1997                     /s/ Paul D. Levy
                                        ----------------------------------
                                        Paul D. Levy, Chairman of the Board and
                                        Chief Executive Officer, Director

Date:  June 19, 1997                     /s/ Michael T. Devlin
                                        -----------------------------------
                                        Michael T. Devlin,
                                        President, Director

Date:  June  19, 1997                    /s/ Robert T. Bond
                                        -----------------------------------
                                        Robert T. Bond, Senior Vice President
                                        Chief Operating Officer, Chief Financial
                                        Officer and Secretary

Date:  June 19, 1997                     /s/ James S. Cambell
                                        -------------------------------------
                                        James S. Campbell, Director

Date:  June  19, 1997                    /s/ Daniel H. Case III
                                        -------------------------------------
                                        Daniel H. Case III, Director

                         RATIONAL SOFTWARE CORPORATION
--------------------------------------------------------------------------------


Date:  June 19, 1997                     /s/ Leslie G. Denend
                                        -------------------------------------
                                        Leslie G. Denend, Director

Date:  June 19, 1997                     /s/ John E. Montague
                                        -------------------------------------
                                        John E. Montague, Director

Date:  June 19, 1997                     /s/ Allison R. Schleicher
                                        -------------------------------------
                                        Allison R. Schleicher, Director

Date:  June 19, 1997                     /s/ Timothy A. Brennan
                                        -------------------------------------
                                        Timothy A. Brennan, Vice President,
                                        Finance and Administration (Principal
                                        Accounting Officer)

                         RATIONAL SOFTWARE CORPORATION

               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                   Years Ended March 31, 1997, 1996 and 1995

                          Balance at                                Balance at
                          Beginning                                 Ending of
                          of Period     Additions    Deductions       Period
                          ----------    ---------    ----------     ----------
March 31, 1997
  Allowance for doubtful
    accounts              $1,286,015     $929,869    $ 255,884      $1,960,000

March 31, 1996
  Allowance for doubtful
    accounts                 569,600      824,648     (108,233)      1,286,015

March 31, 1995
  Allowance for doubtful
    accounts                 639,088      272,000     (341,488)        569,600

                          LIST OF ATTACHED EXHIBITS
                          -------------------------

 3.03   Amendment to Section 3.2 of Bylaws of the Registrant.

11.01   Statement of Computation of the Registrant's per share earnings.

21.01   List of Subsidiaries of Registrant.

23.01   Consent of Ernst & Young, LLP.

27.01   Financial Data Schedule.

For documents incorporated by reference, see Item 14(a)(3) above.