Form 10-Q
period 1997-06-30
RATIONAL SOFTWARE CORP
filed 1997-08-11
CIK 722056

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDING JUNE 30, 1997

                                       or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from _____ to _____



                         COMMISSION FILE NUMBER 0-12167

                          RATIONAL SOFTWARE CORPORATION
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                     54-1217099
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                    Identification Number)

18880 Homestead Road, Cupertino, CA 95014               95051-0951
  (Address of principal executive office)               (Zip Code)


                                  408-863-9900
               (Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     COMMON STOCK, PAR VALUE                        87,098,582
        $.01 PER SHARE
          (Class)                        (Shares outstanding on July 31, 1997)

--------------------------------------------------------------------------------

CONTENTS                                                                         PAGE

PART I -- FINANCIAL INFORMATION

Item 1 --   Consolidated Financial Statements:

            Condensed Consolidated Balance Sheets..................................3

            Condensed Consolidated Statements of Operations........................5

            Condensed Consolidated Statements of Cash Flows........................6

            Notes to Condensed Consolidated Financial Statements...................7

Item 2 --   Management's Discussion and Analysis of Financial Condition
            and Results of Operations..............................................9

Item 3 --   Market Risks..........................................................12

PART II -- OTHER INFORMATION

Item 6 --  Exhibits and Reports on Form 8-K.......................................22

SIGNATURE.........................................................................23




                         RATIONAL SOFTWARE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

ASSETS
------
                                                                             June 30,      March 31,
                                                                              1997           1997
                                                                            ---------      ---------
                                                                           (Unaudited)     (Note A)
Cash and cash equivalents .............................................     $ 155,857      $ 227,493
Short-term investments ................................................        66,906          2,525
Accounts receivable, net ..............................................        35,279         33,565
Prepaid expenses and other assets .....................................         4,565          3,395
                                                                            ---------      ---------

          Total current assets ........................................       262,607        266,978

Property and equipment, at cost:

     Computer, office and manufacturing equipment .....................        35,061         27,686
     Office furniture .................................................         2,817          3,031
     Leasehold improvements ...........................................         2,385          2,342
                                                                            ---------      ---------
                                                                               40,263         33,059
Accumulated depreciation and amortization .............................       (20,825)       (19,768)
                                                                            ---------      ---------

          Property and equipment, net .................................        19,438         13,291

Other assets, net .....................................................        20,897         22,521
                                                                            ---------      ---------

Total assets ..........................................................     $ 302,942      $ 302,790
                                                                            =========      =========

Note A: The balance sheet at March 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                         RATIONAL SOFTWARE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT PAR VALUE)


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
                                                                                                 June 30,       March 31,
                                                                                                   1997           1997
                                                                                                 ---------      ---------
                                                                                                (Unaudited)      (Note A)
Accounts payable ...........................................................................     $   4,584      $   9,981
Accrued employee benefits ..................................................................         8,903         12,269
Other accrued expenses .....................................................................        10,268          8,255
Accrued merger and restructuring expenses, current portion .................................         5,895          9,236
Deferred revenue ...........................................................................        18,978         17,936
Current portion of long-term debt and lease obligations ....................................         1,624          2,010
                                                                                                 ---------      ---------

          Total current liabilities ........................................................        50,252         59,687

Accrued rent ...............................................................................           434            535
Accrued merger and restructuring expenses, long-term .......................................           808            916
Long-term debt .............................................................................         1,738          1,741
                                                                                                 ---------      ---------

          Total liabilities ................................................................        53,232         62,879
                                                                                                 ---------      ---------

Stockholders' equity:
     Common stock, $.01 par value, 75,000,000
        shares authorized ..................................................................           502            477
     Additional paid-in capital ............................................................       357,706        356,270
     Treasury stock ........................................................................        (1,340)        (1,340)
     Accumulated deficit ...................................................................      (107,192)      (115,006)
     Cumulative translation adjustment .....................................................            34           (490)
                                                                                                 ---------      ---------

          Total stockholders' equity .......................................................       249,710        239,911
                                                                                                 ---------      ---------

Total liabilities and stockholders' equity .................................................     $ 302,942      $ 302,790
                                                                                                 =========      =========

Note A: The balance sheet at March 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                        RATIONAL SOFTWARE CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                Three Months ended
                                                     June 30,
                                               -------------------
                                                  1997        1996
                                               -------     -------
Net product revenue ......................     $27,705     $20,329
Consulting and support revenue ...........      15,223      11,673
                                               -------     -------

          Total revenue ..................      42,928      32,002

Cost of product revenue ..................       3,610       1,941
Cost of consulting and support revenue ...       7,072       6,007
                                               -------     -------

          Total cost of revenue ..........      10,682       7,948
                                               -------     -------
          Gross margin ...................      32,246      24,054

Product research and development expenses        6,704       5,279
Sales and marketing expenses .............      14,481      10,927
General and administrative expenses ......       3,972       2,892
                                               -------     -------

          Total operating expenses .......      25,157      19,098
                                               -------     -------
          Operating income ...............       7,089       4,956

Other income, net ........................       3,330         947
                                               -------     -------

     Income before income taxes ..........      10,419       5,903

Provision for income taxes ...............       2,605         810
                                               -------     -------

Net income ...............................     $ 7,814     $ 5,093
                                               =======     =======



Net income per common share ..............     $  0.16     $  0.11


Shares used in computing per share amounts      50,218      44,407



                        RATIONAL SOFTWARE CORPROATION
              CONDENSED CONSOLDIATED STATEMENTSA OF CASH FLOWS
                          (IN THOUSANDS, UNAUDITED)

                                                                  Three Months Ended
                                                                        June 30,
                                                               ------------------------
                                                                  1997           1996
                                                               ---------      ---------
Cash flows from operating activities:
     Net Income ..........................................     $   7,814      $   5,093
     Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization ..................         2,041          1,048
          Amortization of deferred compensation ..........            36             36
          (Increase) decrease in assets:
               Accounts receivable .......................        (1,714)         1,673
               Prepaids and other, net ...................          (390)          (895)
          Increase (decrease) in liabilities:
               Accounts payable ..........................        (5,397)           308
               Accrued employee benefits .................        (3,366)        (2,707)
               Deferred revenue ..........................         1,042         (3,666)
               Accrued expenses ..........................         2,436            (76)
               Accrued merger and restructuring expenses .        (3,449)          (178)
                                                               ---------      ---------
          Net cash provided (used) by operating activities          (947)           636

Cash flows used in investing activities:
     Purchase of investments .............................       (66,881)        (7,639)
     Sale of investments .................................         2,500          4,876
     Capital expenditures ................................        (7,344)        (1,743)
                                                               ---------      ---------
          Net cash used in investing activities ..........       (71,725)        (4,506)

Cash flows from financing activities:
     Principal payments under debt and lease obligations .          (389)         3,889
     Proceeds from issuance of common stock ..............         1,425          2,507
                                                               ---------      ---------
          Net cash provided by financing activities ......         1,036          6,396
                                                               ---------      ---------

Net increase (decrease) in cash and cash equivalents .....       (71,636)         2,526
Cash and cash equivalents at beginning of period .........       227,493         80,378
                                                               ---------      ---------
Cash and cash equivalents at end of period ...............     $ 155,857      $  82,904
                                                               ---------      ---------

                          RATIONAL SOFTWARE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION -- The consolidated financial information included herein has been prepared without audit in accordance with the Company's accounting policies, as described in its latest annual report filed with the Securities and Exchange Commission on Form 10-K. In the opinion of management, all adjustments, which consist only of normal recurring adjustments necessary for a fair presentation of the Company's financial position, statements of income, and cash flows for the interim periods presented have been made. As permitted by Form 10-Q, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted where such disclosure would substantially duplicate previous disclosures. Operating results for the period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998.

     On February 26, 1997 the Company merged with SQA, Inc. ("SQA"). The merger was accounted for as a pooling-of-interests and the historical consolidated financial statements of the Company for prior periods have been restated to include the financial position, results of operations and cash flows of SQA. See Note 3 in the Notes to Consolidated Financial Statements in the Company's Annual Report to Stockholders (Form 10-K) for the year ended March 31, 1997.

2. ACCOUNTS RECEIVABLE -- Accounts receivable is net of an allowance for doubtful accounts of $1,948,000 at June 30, 1997 and $1,960,000 at March 31, 1997, respectively.

3. NET INCOME PER COMMON SHARE -- Net income per share has been computed by dividing the net income by the weighted average numbers of common and dilutive common equivalent shares outstanding during the period. Common stock equivalents consist of stock options using the treasury stock method. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on March 31, 1998. At that time the Company will be required to change the method currently used to compute earnings per share and restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effects of stock options will be excluded. The impact is not expected to result in a change in primary earnings per share for the first quarter ended June 30, 1997 and will increase primary earnings per share for the quarter ended June 30, 1996 by $0.02. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

4. CONTINGENCY -- On December 16, 1996, the Company filed a lawsuit against Silicon Graphics, Inc. ("SGI") arising from SGI's failure to pay certain royalties due to the Company under a software license agreement entered into between the Company's predecessor, Verdix Corporation, and SGI. SGI has filed an answer denying the Company's allegations, and also filed a cross-complaint against the Company for unspecified damages for alleged wrongdoing arising out of the license agreement with SGI. The Company denies the allegations and intends to vigorously defend SGI's claims.

     From time to time the Company is subject to legal claims. Historically, the cost of resolution of the claims has not been significant, and the Company is not aware of any asserted or unasserted claims pending against it, including the suit mentioned above, the resolution of which would have a material adverse impact on the operations or financial position of the Company.

5. MAJOR CUSTOMERS -- No single customer accounted for 10% or more of revenues for the three months ended June 30, 1997. Sales to United Defense accounted for 12% of revenue for the three months ended June 30, 1996.

6.   SUBSEQUENT EVENTS

     ACQUISITION OF PURE ATRIA - On July 30, 1997, the Company completed the acquisition of Pure Atria Corporation ("Pure Atria"). Under the terms of the acquisition, which was accounted for as a pooling of interests, the Company exchanged approximately thirty nine million (39,000,000) shares of common stock for all of Pure Atria's outstanding shares and assumed approximately eight million (8,000,000) options to purchase its common stock, at a common exchange ratio of 0.9 of a share of the Company's common stock for each share of Pure Atria's common stock. Pure Atria, based in Cupertino, California, is a leading provider of software products that enable the production of reliable, high-quality software and improves the development process.

     Presented below is unaudited selected pro forma financial information, reflecting the combination, for the year ended March 31, 1997 and the three month periods ended June 30, 1996 and 1997 (in thousands), except per share data:

                                                                       For the three months
                                               Year ended                 ended June 30,
                                            March 31, 1997            1996             1997
     Total revenues                            $283,546             $60,632          $66,148
     Net Income (loss)                         $(56,528)            $ 8,944          $ 5,128

     Net income (loss) per share               $  (0.70)            $  0.11          $  0.06
     Shares used in per share computation        80,643              83,466           86,619

       The unaudited pro forma results for the three months ended June 30, 1997 do not include non-recurring charges of approximately $55 to $75 million arising from the acquisition of Pure Atria which will be recorded in the quarter ending September 30, 1997.

       The unaudited pro forma information is not necessarily indicative of the actual results of operations had the acquisition occurred at the beginning of the periods indicated, nor should it be used to project the Company's results of operations for any future date or period.

       INCREASE IN AUTHORIZED SHARES - On July 30, 1997, the stockholders approved an amendment to increase the number of authorized shares from 75,000,000 to 150,000,000 which among other things provided the Company with a sufficient number of authorized shares of common stock to consummate the above acquisition.

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

COMPARATIVE ANALYSIS OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
JUNE 30, 1997

Total revenue increased 34% for the three month period ended June 30, 1997 from the comparable prior year period.

Net product revenue increased by 36% for the three month period ended June 30, 1997 from the comparable prior year period. The increase in net product revenue for the three month period was due to continued strong customer acceptance of the Company's visual modeling tools (the Rational Rose family), and growth in the Company's automated software testing and quality product line.

Consulting and support revenue increased 30% for the three month period ended June 30, 1997 from the comparable prior year period. This increase reflects higher demand for the Company's consulting expertise in object modeling and advanced software development practices, and, to a lesser extent, increased training and customer support revenues.

International revenues from product sales and related consulting and customer support accounted for 36% of total revenues for the three month period ended June 30, 1997, as compared to 24% for the three month period ended June 30, 1996. The Company's international sales are principally priced in foreign currencies and are generally exported out of the U.S. From time to time the Company enters into short-term forward exchange contracts to hedge against the impact of foreign currency fluctuations on the accounts receivable denominated in foreign currencies. The total amount of these contracts is offset by the underlying foreign currency denominated accounts receivable. The gains or losses on the contracts are included in income as the contracts expire and are offset by gains and losses on the underlying receivables being hedged. At June 30, 1997, the Company had outstanding forward exchange contracts, all having maturities of approximately 35 days, to exchange various European currencies for US dollars in the amounts of $2,779,000. Neither the carrying amount nor the fair value of these foreign currency forward exchange contracts was material at June 30, 1997. One major U.S. multinational bank is counterparty to all these contracts. The associated gains and losses are not material to the Company's results of operations. There were no forward exchange contracts outstanding at June 30, 1996.

Cost of product revenue consists principally of materials, packaging and freight, amortization of developed technology from recent mergers and acquisitions, and royalties. Cost of product revenue increased 86% for the first quarter of fiscal 1998 compared to the corresponding period of fiscal 1997. These costs represented 13% of total product revenue for the three month period of fiscal 1998 compared to 10% for the corresponding periods of fiscal 1997. The increase in product cost as a percentage of product revenue was due mainly to amortization of developed technology associated with recent mergers and acquisitions.

Cost of consulting and support revenue consists principally of personnel costs for training, consulting and customer support. Cost of consulting and support increased 18% for the three month period of fiscal 1998 compared to the corresponding period of fiscal 1997. These costs represented 46% of total consulting and support revenue for the three month period of fiscal 1998 compared to 51% for the corresponding period of fiscal 1997. The decrease in cost as a percentage is primarily due to more efficient management of the Company's consulting resources, combined with the impact of an underlying relatively fixed support cost base being spread over increased revenues.

Total expenditures for research and development increased 27% for the three-month period of fiscal 1998 compared to the corresponding period of fiscal 1997. Research and development costs represented 16% of total revenue for both the three month periods of fiscal 1998 compared to the corresponding periods of fiscal 1997. The increase in expenditures for research and development is due primarily to the cost of additional personnel and related costs incurred in maintaining existing products and developing new product releases.

Sales and marketing expenses increased 33% for the three-month period of fiscal 1998 compared to the corresponding period of fiscal 1997. These expenses represented 34% of total revenue for both the three month period of fiscal 1998 and the corresponding period of fiscal 1997. The comparative increase in sales and marketing expenses reflect the additional personnel, commissions and related costs required in sales and marketing departments to expand Rational's sales channels, to penetrate new markets, and to increase its market share in core markets.

General and administrative expense consists of personnel costs for administration, finance, information systems, human resources and general management, as well as legal and accounting expenses. General and administrative expense increased 37% for the three month period of fiscal 1998 compared to the corresponding period of fiscal 1997. General and administrative expenses represented 9% of total revenue for both the three month periods of fiscal 1998 and fiscal 1997. The increased expense for the fiscal 1998 period resulted from employee related expenses associated with the staffing requirements needed to support the Company's expanding business, and from an increase in amortization of purchased intangibles related to the Company's recent mergers and acquisitions.

Other income, net consists of interest income, interest expense, gains and losses on foreign currency transactions and miscellaneous items of income and expense. Other income has fluctuated as a result of the amount of cash available for investment in interest-bearing accounts and from foreign currency transactions. Other income, net increased $2,383,000 for the three month period of fiscal 1998 compared to the corresponding period of fiscal 1997. The increases are primarily the result of investment earnings on the additional cash generated by the Company's public offering in October 1996.

The provision for income taxes for the three month period ending June 30, 1997 is based on the estimated annual effective tax rate applied to the profit before income taxes (excluding one-time charges for acquired in-process research and development) and includes current federal, state and foreign income taxes. The provision for income taxes for the three month period ending June 30, 1997 consists primarily of foreign income taxes as well as federal and state minimum taxes. The effective tax rates for fiscal 1998 and 1997 differ from the federal statutory rate, primarily as a result of the utilization of net operating loss carryforwards, offset by certain foreign and state taxes.

On June 11, 1997, the Company and Osaka Gas Information System Research Institute Company, Ltd., (OGIS) announced that they agreed to form a joint venture in Japan that will operate as a subsidiary of the Company and provide local marketing, sales, and support of the Company's products in Japan.


LIQUIDITY AND CAPITAL RESOURCES AT JUNE 30, 1997

During October 1996, the Company sold 5,188,094 shares of common stock in a public offering. Net proceeds from the sales were approximately $186,000,000 after deducting underwriting discounts, commissions and other related expenses. The proceeds to the Company from the offering are being used for working capital and general corporate purposes.

As of June 30, 1997, the Company had cash, cash equivalents and short-term investments of $222,763,000 and working capital of $212,355,000. Net cash used in operating activities for the period ending June 30, 1997 was composed primarily of a decrease in accounts payable and accrued employee benefits.

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

Item III. Market Risks.

Risks related to the Recent Acquisition of Pure Atria Corporation.
-----------------------------------------------------------------

        Rational acquired Pure Atria Corporation ("Pure Atria") with the expectation that the acquisition would result in long-term strategic benefits. The realization of these anticipated benefits will depend in part on whether the companies' operations can be integrated in an efficient and effective manner. There can be no assurance that this will occur. The successful integration of Pure Atria's operations into Rational will require, among other things, integration of the companies' respective product offerings and coordination of the companies' sales and marketing efforts and research and development efforts. Successful integration of the companies' respective sales forces will require sales personnel to quickly become familiar with the sales cycles and sales approaches required for products newly added to their portfolios, and any failure to do so may result in sales delays and decreased revenues for the Company. It is possible that the intended integration of the companies' respective products, and the creation of integrated bundles and suites, may not be accomplished in a timely manner or may prove to be technologically infeasible. The difficulties of integrating the two companies' respective operations will be compounded by the fact that each company has significant operations on both the East Coast and the West Coast of the United States and in a number of foreign countries. The acquisition of Pure Atria may cause resellers and present and potential customers of either company to delay or cancel orders as a result of concerns and uncertainty over evolution, integration and support of products. If affiliates of Rational or Pure Atria sell their Rational Common Stock despite their contractual obligations not to do so until Rational publicly announces financial results covering at least 30 days of combined operations, the acquisition of Pure Atria may not qualify for accounting as a pooling of interests, which in turn would materially and adversely affect Rational's reported earnings and, potentially, its stock price. For a more detailed discussion of the risks relating to the acquisition of Pure Atria, see the "Risk Factors" section of the Company's Prospectus/Joint Proxy Statement dated June 24, 1997.

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

     Although Rational has experienced increasing revenues in each of the past thirteen quarters, its sales compensation structure has historically resulted in revenues for the first quarter of a fiscal year being lower than revenues for the fourth quarter of the prior fiscal year. There can be no assurance that similar fluctuations will not occur again in the future.

     The Company estimates that direct transaction costs associated with the acquisition of Pure Atria Corporation ("Pure Atria") will total approximately $15 million, which will result in a non-recurring charge to operations upon consummation of such transaction. The Company expects to incur a non-recurring charge to operations of between $40 million and $60 million, primarily in the quarter ending September 30, 1997, the quarter in which such transaction is expected to be consummated, to reflect costs associated with integrating the two companies. Actual costs may substantially exceed such estimates, unanticipated expenses associated with the integration of the two companies may arise, or the Company may incur additional material charges in subsequent quarters to reflect additional costs associated with the integration of the two companies. Total costs associated with such transaction are anticipated to result in an operating loss and a net loss for the Company's quarter ending September 30, 1997, and for the fiscal year ending March 31, 1998, and could negatively impact financial results in future periods for the reasons discussed above.

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

     Any shortfall in anticipated operating results could have an immediate and significant adverse effect on the market price of the Company's Common Stock. Potential business synergies, if achieved, of Rational and Pure Atria may not offset any such dilution. Further, the Company will incur substantial merger-related charges primarily in the quarter ending September 30, 1997. Rational expects the merger to be accretive in the long-term. However, this forward-looking statement may not prove to be an accurate prediction due to unforseen changes, inaccurate or incomplete assumptions regarding the current business or future prospects of either or both of the companies, or other reasons. Rational expects that the Pure Atria merger will be dilutive in the initial periods following its effective time, and there can be no assurance as to when the merger will become accretive, if ever. Any failure of the Pure Atria merger to meet expectations as to potential business synergies or any failure of the Pure Atria merger to be accretive in any quarter could have an immediate and significant adverse effect on the market price of the Company's Common Stock.

     Statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to the market for software and high technology company stocks or relating to Rational specifically have restulted, and could in the future result, in an immediate and adverse effect on the market price of Rational's Common Stock. Statements by financial or industry analysts regarding the extent of the dilution in Rational's net income per share resulting from operating results, the Pure Atria merger or other developments and the extent to which such analysts expect potential business synergies to offset such dilution can be expected to contribute to volatility in the market price of Rational's Common Stock. In addition, in recent years the stock market in general, and the shares of technology companies in particular, have experienced extreme price fluctuations. This volatility has had a substantial effect on the market prices of securities issued by many companies, including Rational, in certain cases for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Rational Common Stock.

Risks Associated With Recent And Future Acquisitions.
----------------------------------------------------

     During approximately the past three years, and the past year in particular, Rational has made a number of strategic acquisitions. Rational acquired Pure Atria Corporation, on July 30, 1997, SQA, Inc., Performance Awareness Corporation, Requisite, Inc., Softlab AB, and Software 9000 in the quarter ended March 31, 1997; the Visual Test product from Microsoft in October 1996; and made other acquisitions in earlier periods. Acquisitions result in the diversion of management's attention from day-to-day operations and include numerous other risks, including difficulties in the integration of operations, products and personnel. To the extent that acquisitions have in the past resulted,or may in the future result, in a diversion of resources or that efforts to integrate recent and future acquisitions fail, there could be a material adverse effect on Rational's business, results of operations and financial condition. Acquisitions have the potential to result in dilutive issuances of equity securities, the incurrence of debt, and amortization expenses related to goodwill and other intangible assets. Rational management has historically evaluated on an ongoing basis the strategic opportunities available to the Company. Rational may in the near-or long-term future pursue acquisitions of complementary products, technologies or businesses.

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

         Rational faces competition from, among others, Intersolv, Inc., Platinum Technology, Inc., Select Software Tools plc, Cayenne, Oracle, IBM, Sun Microsystems, and Sybase Inc. as well as numerous privately held tool suppliers offering traditional CASE tools that compete with the Rational Rose approach to visual modeling and component-based development. Rational's RequisitePro requirements management product faces competition from companies such as GEC-Marconi. Rational's software testing tools--SQA Suite, Rational Visual Test and preVue--face competition from Compuware, Mercury Interactive Corporation, Segue Software, Inc., Intersolv, Inc., Computer Associates, Platinum Technologies, Terodyne, Cyrano, SQL Bench International, Inc., and several private companies offering testing automation tools. Microsoft, Compuware, Oracle, Sybase and several of the major UNIX platform vendors, including Sun Microsystems, Hewlett Packard, Digital Equipment Corporation, Silicon Graphics Inc., and IBM, also compete with Rational with respect to software quality products and testing tools, with testing products customized to certain of their other software products. Rational Apex for C/C++ faces competition from, among others, major UNIX platform vendors such as Sun Microsystems, Hewlett-Packard and Digital Equipment Corporation, which have C/C++ compilers and debuggers and in some cases programming environments for their platforms. In addition, numerous privately held companies offer compilers, debuggers and programming environments which compete with Rational Apex. Rational's Apex Ada and VADs product lines face competition from Aonix, Green Hills Software, Inc. and a large number of other suppliers offering Ada products for native and embedded systems.

         The Company also experiences competition with respect to a number of its products, both from utilities commonly bundled with versions of operating systems and from stand-alone product offerings. For example, versions of UNIX are commonly bundled with utilities (such as SCCS and RCS) that provide version control, which is part of the functionality provided by ClearCase. Some system vendors, such as Sun, already have products, such as Workshop, that provide features similar to those in Purify or other of the Company's products and would compete directly with such products if offered on a stand-alone basis. There can be no assurance that Sun, which has a license to some of the Company's patents, will not introduce stand-alone products that compete with the Company's products. Companies offering products competitive with Rational Summit and ClearCase in the UNIX marketplace include Sun, which offers TeamWare, IBM, which offers Configuration Management/Version Control ("CMVC"), Computer Associates ("CA") through its acquisition of LEGENT Corporation, which offers the Endeavor WSX product, and Platinum through its acquisition of Softool Corp., which markets CCC Harvest. In addition, there are several smaller, privately-held companies that market competitive products, including Continuous Software Corporation, which markets Continuus/CM. Other companies have offered version control or configuration management products outside the UNIX market. Companies in this category include CA, Intersolv and Microsoft. CA has a large installed base of its configuration management product on IBM mainframes. Intersolv has a large installed base of DOS and Windows software developers. In 1994, Microsoft acquired OneTree Software, which offers a version control product. The Company expects additional competition from other established and emerging companies. Digital Equipment Corporation has spun-off an independently operated subsidiary, TracePoint Technology, Inc., which has stated that it intends to produce development and testing tools and compete against the Company.

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

Dependence on Key Personnel.
---------------------------

     Rational believes that the hiring and retaining of qualified individuals at all levels in the Company will be essential to the Company's ability to manage growth successfully, and there can be no assurance that the Company will be successful in attracting and retaining the necessary personnel. The Company will be particularly dependent upon the efforts and abilities of its senior management personnel. The departure of any of the senior management members or other key personnel of the Company could have a material adverse effect on the Company's business, financial condition, or results of operations depending upon the timing of the departure, changes in the Company's business prior to such time, the availability of qualified personnel to replace them, and whether such personnel depart singly contemporaneously, or as a group, among other factors. Merger activities, such as the acquisition of Pure Atria, can be accompanied or followed by the departure of key personnel, which can compound the difficulty of integrating the operations of the parties to the business combination. None of the Rational executive officers is subject to any agreement not to compete or severance agreement with Rational.

     The ability of the Company to attract and retain the highly trained technical personnel that are integral to its direct sales and product development teams may limit the rate at which the Company can develop products and generate sales. Competition for qualified personnel in the software industry is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. Merger activities, such as the acquisition of Pure Atria, may have a destabilizing effect on employee retention at all levels within the Company. Departures of existing personnel, particularly in key technical, sales, marketing or management positions, can be disruptive and can result in departures of other existing personnel, which in turn could have a material adverse effect upon the Company's business, operating results and financial condition.

     A traditional means of retaining employees following declines in a corporation's stock price, such as those experienced recently by Rational, is to reprice "underwater" stock options, both to offer an equity incentive to existing employees and to avoid inequities relative to new employees offered lower-priced options. However, attempts to address potential employee attrition by repricing employee stock options could be negatively interpreted by analysts and investors and possibly negatively affect the pooling-of-interests accounting treatment for the Pure Atria Merger. As long as substantial numbers of options remain underwater, Rational may suffer employee attrition in excess of historical rates, which could have a material adverse effect on the Company's business, results of operations and financial condition.

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

Dependence On Strategic Relationships.
-------------------------------------

     Rational's development, marketing and distribution strategies rely increasingly on its ability to form long-term strategic relationships with major software and hardware vendors, many of whom are substantially larger than Rational. These business relationships often consist of cooperative marketing programs, joint customer seminars, lead referrals or joint development projects. Although certain aspects of some of these relationships are contractual in nature, many important aspects of these relationships depend upon the continued cooperation of each party with Rational. Merger activity, such as the acquisition of Pure Atria, may disrupt these relationships or activities, and certain partners may reassess the value of their relationship with Rational as a result of such merger activity. Divergence in strategy between Rational and any given partner, a change in focus by any given partner, or competitive product offerings introduced by any given partner, may interfere with Rational's ability to develop, market, sell or support its products, which in turn would have a material adverse effect on Rational's business, results of operations and financial condition. See "- Business Alliance with Microsoft."

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

Risks Associated with International Operations.
----------------------------------------------

     International sales accounted for approximately 33%, 35%, and 32% of Rational's revenues in fiscal 1995, 1996 and 1997, respectively and represented 19%, 28%, 30% and 31% of Pure Atria's revenues in fiscal 1994, 1995, and 1996, and the three months ended March 31, 1997, respectively. Rational expects that international sales will continue to account for a significant portion of the Company's revenues in future periods. International sales are subject to inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax consequences, price controls or other restrictions on foreign currency, difficulties in obtaining export and import licenses, costs of localizing products for foreign markets, lack of acceptance of localized products in foreign markets, and the efforts of high local wage scales and other expenses. Any material adverse effect on the Company's international business would be likely to materially and adversely affect the Company's business, operating results and financial condition as a whole. Rational's international sales are generally denominated in foreign currencies. Rational has engaged in only limited hedging activities. Gains and losses on the conversion of foreign payments into U.S. dollars may contribute to fluctuations in the Company's results of operations. Although the Company has not experienced a material adverse impact to date from fluctuations in foreign currencies, there can be no assurance that the Company will not experience a material adverse impact on its financial condition and results of operations from fluctuations in foreign currencies in the future.

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

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(a) Exhibit 4.1: Rational Software Corporation's 1997 Supplemental Stock Plan and form of Stock Option Agreement therunder, incorporated by reference to Rational's S-8 Registration Statement, registration number 333-31505, as filed with the Securities and Exchange Commission on July 17, 1997.

(b)    Exhibit 11.1:  Statement of Computation of Net Income per Common Share

(c)    Exhibit 27:  Financial Data Schedule

(d)    Reports on  Form 8-K:

On April 9, 1997 the Company filed Form 8-K regarding the Stock Purchase agreement dated march 31, 1997 by and among the Company, Performance Awareness Corporation, a North Carolina corporation, and all of the stockholders of Performance Awareness Corporation.

On April 14, 1997 the Company filed Form 8-K regarding the Plan and Reorganization dated April 7, 1997 by and among the Company, Wings Merger Corporation, a wholly-owned subsidiary of the Company, and Pure Atria Corporation, a Delaware corporation.

On May 12, 1997, the Company filed Form 8-K/A, which was amendment number 1 to the Company's Form 8-K Current Report filed February 27, 1997 regarding pro forma financial information related to the Company's acquisition of SQA, Inc.

On June 16, 1997, the Company filed Form 8-K/A, which was amendment number 1 to the Company's Form 8-K Current Report filed April 9, 1997 regarding financial statements of business acquired, and related pro forma financial information related to the Company's acquisition of Performance Awareness Corporation.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          RATIONAL SOFTWARE CORPORATION



                         by:      /s/ Robert T. Bond
                                  --------------------------------------------
                                  Robert T. Bond
                                  Senior Vice President
                                  Chief Operating Officer,
                                  Chief Financial Officer and Secretary


                                                       August 11, 1997