Form 10-Q
period 1997-09-30
RATIONAL SOFTWARE CORP
filed 1997-11-14
CIK 722056

--------------------------------------------------------------------------------
                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                 For the transition period from _____ to _____


                         COMMISSION FILE NUMBER 0-12167


                         RATIONAL SOFTWARE CORPORATION
             (Exact name of Registrant as specified in its charter)



              DELAWARE                                   54-1217099
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                   Identification Number)

 18880 HOMESTEAD ROAD, CUPERTINO, CA                        95014
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


                          Yes [X]              No [_]


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


    COMMON STOCK, PAR VALUE                           87,711,445
        $.01 PER SHARE
           (Class)                        (Shares outstanding on  October 31,
                                                         1997)

--------------------------------------------------------------------------------


CONTENTS                                                                    PAGE



PART I --   FINANCIAL INFORMATION



Item 1 --   Consolidated Financial Statements:

            Condensed Consolidated Balance Sheets........................     3

            Condensed Consolidated Statements of Operations..............     5

            Condensed Consolidated Statements of Cash Flows..............     6

            Notes to Condensed Consolidated Financial Statements.........     7

Item 2 --   Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................    10


PART II --   OTHER INFORMATION

Item 1 --    Legal Proceedings...........................................    24

Item 4 --    Submission of Matters to a Vote of Security Holders.........    24

Item 6 --    Exhibits and Reports on Form 8-K............................    25

SIGNATURE................................................................    27

                         RATIONAL SOFTWARE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)



ASSETS
------                                                  September 30,  March 31,
                                                            1997        1997
                                                          --------    --------
                                                        (Unaudited)   (Note A)

Cash and cash equivalents                                 $141,484    $244,856
Short-term investments                                     150,094      82,539
Accounts receivable, net                                    54,349      63,043
Prepaid expenses and other assets                           16,464      15,975
                                                          --------    --------
          Total current assets                             362,391     406,413

Property and equipment, at cost:

     Computer, office and manufacturing equipment           61,346      46,663
     Office furniture                                        7,844       7,256
     Leasehold improvements                                  6,072       3,789
                                                          --------    --------
                                                            75,262      57,708
Accumulated depreciation and amortization                  (37,544)    (31,443)
                                                          --------    --------
          Property and equipment, net                       37,718      26,265

Other assets, net                                           18,974      24,062
                                                          --------    --------
Total assets                                              $419,083    $456,740
                                                          ========    ========

Note A: The balance sheet at March 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                         RATIONAL SOFTWARE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)



LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------                                        September 30,  March 31,
                                                                                1997         1997
                                                                              ---------   ---------
                                                                             (Unaudited)   (Note A)

Accounts payable                                                              $  10,760   $  13,783
Accrued employee benefits                                                        24,415      21,256
Other accrued expenses                                                           19,461      19,566
Accrued merger and restructuring expenses, current portion                       49,994      24,607
Deferred revenue                                                                 41,465      42,217
Current portion of long-term debt and lease obligations                           1,782       2,010
                                                                              ---------   ---------
          Total current liabilities                                             147,877     123,439

Accrued rent                                                                        333         535
Accrued merger and restructuring expenses, long-term                              5,884         916
Long-term debt                                                                    1,684       1,741
                                                                              ---------   ---------
          Total liabilities                                                     155,778     126,631
                                                                              ---------   ---------
Stockholders' equity:
     Common stock, $.01 par value, 150,000
        shares authorized                                                           876         845
     Additional paid-in capital                                                 492,041     455,753
     Treasury stock                                                              (1,340)     (1,340)
     Accumulated deficit                                                       (226,480)   (123,828)
     Cumulative translation adjustment                                           (1,792)     (1,321)
                                                                              ---------   ---------
          Total stockholders' equity                                            263,305     330,109
                                                                              ---------   ---------
Total liabilities and stockholders' equity                                    $ 419,083   $ 456,740
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

                         RATIONAL SOFTWARE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)


                                                         Three Months ended         Six Months ended
                                                            September 30,             September 30,
                                                         1997           1996       1997           1996

Net product revenue                                    $ 46,255        $44,076   $ 84,610       $ 84,569
Consulting and support revenue                           28,713         21,942     56,506         42,081
                                                       --------        -------   --------       --------
          Total revenue                                  74,968         66,018    141,116        126,650

Cost of product revenue                                   4,902          2,974      8,775          5,476
Cost of consulting and support revenue                    9,014          8,492     20,424         16,752
                                                       --------        -------   --------       --------
          Total cost of revenue                          13,916         11,466     29,199         22,228
                                                       --------        -------   --------       --------
          Gross margin                                   61,052         54,552    111,917        104,422

Product research and development expenses                17,490         11,058     30,979         21,522
Sales and marketing expenses                             40,987         25,796     69,525         49,950
General and administrative expenses                       8,202          5,752     15,121         10,979
Merger costs                                             63,759              -     63,759              -
                                                       --------        -------   --------       --------
          Total operating expenses                      130,438         42,606    179,384         82,451
                                                       --------        -------   --------       --------
          Operating income (loss)                       (69,386)        11,946    (67,467)        21,971

Other income, net                                         4,716          1,931      9,301          3,639
                                                       --------        -------   --------       --------
     Income (loss) before income taxes                  (64,670)        13,877    (58,166)        25,610

Provision (benefit) for income taxes                        (51)         3,367      1,325          6,156
                                                       --------        -------   --------       --------
Net income (loss)                                      $(64,619)       $10,510   $(59,491)      $ 19,454
                                                       ========        =======   ========       ========
Net income (loss) per common share                     $  (0.74)       $  0.12   $  (0.68)      $   0.23

Shares used in computing per share amounts               87,240         84,213     86,898         83,750

                         RATIONAL SOFTWARE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands, unaudited)




                                                                                     Six Months ended
                                                                                        September 30,
                                                                                  ---------       --------
                                                                                    1997            1996
                                                                                  ---------       --------

Cash flows from operating activities:
     Net Income (loss)                                                             $(59,491)      $ 19,454
     Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
          Depreciation and amortization                                               7,746          5,390
          Noncash expense for stock options                                               -          1,612
          Deferred income taxes                                                           -           (115)
          (Increase) decrease in assets:
               Accounts receivable                                                    8,694         (7,786)
               Prepaids and other, net                                                2,954         (2,109)
          Increase (decrease) in liabilities:
               Accounts payable                                                      (3,023)           741
               Accrued employee benefits                                              3,159           (372)
               Deferred revenue                                                        (752)         2,477
               Accrued expenses                                                        (307)         2,634
               Accrued merger and restructuring expenses                             30,355         (1,892)
                                                                                  ---------       --------
          Net cash provided (used) by operating activities                          (10,665)        20,034

Cash flows used in investing activities:
     Purchase of investments                                                       (124,753)        (8,491)
     Sale of investments                                                             57,198         10,804
     Capital expenditures                                                           (17,554)        (9,982)
     Net effect of merger with Pure Atria                                           (12,069)             -
                                                                                  ---------       --------
          Net cash used in investing activities                                     (97,178)        (7,669)

Cash flows from financing activities:
     Principal payments under debt and lease obligations                               (285)          (948)
     Proceeds from issuance of common stock                                           5,227         11,237
                                                                                  ---------       --------
          Net cash provided by financing activities                                   4,942         10,289
                                                                                  ---------       --------
Effect of foreign currency exchange rate changes on cash                               (471)          (462)

Net increase (decrease) in cash and cash equivalents                               (103,372)        22,192
Cash and cash equivalents at beginning of period                                    244,856        104,672
                                                                                  ---------       --------
Cash and cash equivalents at end of period                                        $ 141,484       $126,864
                                                                                  =========       ========

                         RATIONAL SOFTWARE CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.BASIS OF PRESENTATION -- The consolidated financial information included herein has been prepared without audit in accordance with the Company's accounting policies, as described in its latest annual report filed with the Securities and Exchange Commission on Form 10-K. In the opinion of management, all adjustments, which consist only of normal recurring adjustments necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the interim periods presented have been made. As permitted by Form 10-Q, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Operating results for the period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1998.



  On February 26, 1997 the Company merged with SQA, Inc. ("SQA") and on July 30, 1997 the Company merged with Pure Atria Corporation ("Pure Atria"). Both mergers were accounted for as a pooling-of-interests and the historical consolidated financial statements of the Company for prior periods have been restated to include the financial position, results of operations and cash flows of both SQA and Pure Atria. See Note 3 and Note 13 in the Notes to Consolidated Financial Statements in the Company's Annual Report to Stockholders (Form 10-K) for the year ended March 31, 1997.

2.  MERGER WITH PURE ATRIA CORPORATION


  On July 30, 1997, the Company completed the acquisition of Pure Atria Corporation ("Pure Atria"). Under the terms of the acquisition, which was accounted for as a pooling of interests, the Company exchanged approximately thirty nine million (39,000,000) shares of common stock for all of Pure Atria's outstanding shares and assumed approximately eight million (8,000,000) options to purchase its common stock, at a common exchange ratio of 0.9 of a share of the Company's common stock for each share of Pure Atria's common stock. Pure Atria, based in Cupertino, California, is a leading provider of software products that enable the production of reliable, high-quality software and improves the development process. Components of the consolidated results of operations of Rational and Pure Atria for periods prior to the acquisition are as follows:

                                            Rational     Pure
                                            Software     Atria
                                           Corporation   Corp.   Combined
                                           -----------  -------   --------
     Three months ended September 30, 1996
          Revenue                             34,025     31,993     66,018
          Net income                           5,872      4,638     10,510

     Six months ended September 30, 1996
          Revenue                             66,027     60,623    126,650
          Net income                          10,965      8,489     19,454

     Three months ended June 30, 1997
          Revenue                             42,928     23,220     66,148
          Net income (loss)                    7,814     (2,686)     5,128


  During the second quarter of the fiscal year ending March 31, 1998, the Company recorded a $63.8 million charge to operating expenses related to merger and integration costs. Pure Atria merger costs consist principally of transaction fees for investment bankers, attorneys, accountants, financial printing, and other related charges of $15.7 million. Pure Atria integration costs include severance and other employee related charges, elimination of redundant facilities, write-off of excess property and equipment and certain intangible assets, and other professional fees of approximately $48.1 million.


3.ACCOUNTS RECEIVABLE -- Accounts receivable were reduced by an allowance for doubtful accounts of $3,496,000 at September 30, 1997 and $4,064,000 at March 31, 1997, respectively.



4.NET INCOME PER COMMON SHARE -- Net income (loss) per share has been computed by dividing the net income (loss) by the weighted average numbers of common and dilutive common equivalent shares outstanding during the period. Common stock equivalents consist of stock options using the treasury stock method. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on March 31, 1998. At that time the Company will be required to change the method currently used to compute earnings per share and restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effects of stock options will be excluded. The impact is not expected to result in a change in primary earnings per share for the three- and six- month periods ended September 30, 1997, and will increase primary earnings per share for the three- and six-month periods ended September 30, 1996 by $0.01 and $0.02, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.


5.CONTINGENCY --  On December 16, 1996, the Company filed  a lawsuit against
  Silicon Graphics, Inc. ("SGI") arising from SGI's failure to pay certain royalties due to the Company under a software license agreement entered into between the Company's predecessor, Verdix Corporation, and SGI. SGI has filed an answer denying the Company's allegations, and also filed a cross-complaint against the Company for unspecified damages for alleged wrongdoing arising out of the license agreement with SGI. The Company denies the allegations and intends to vigorously defend SGI's claims.


  The Company and two of its officers were named as defendants in a number of purported shareholder class action complaints recently filed in federal court for the Northern District of California, alleging that the Company selectively disclosed information to a financial analyst on October 8, 1997, in violation of federal securities laws. The Company believes that the claims are without merit and intends to defend itself vigorously, although there can be no assurance that it will be successful in defending these actions.



  From time to time the Company is subject to legal claims. Historically, the cost of resolution of the claims has not been significant, and the Company is not aware of any asserted or unasserted claims pending against it, including the suits mentioned above, the resolution of which would have a material adverse impact on the operations or financial position of the Company.



6.SUBSEQUENT EVENTS


  On November 4, 1997 the Company's board of directors approved a program enabling the Company to re-price stock options for most employees. Excluded from participating in the program are members of Rational's board of directors; Rational's CEO, Paul Levy; Rational's president, Mike Devlin; and other members of the senior executive team. The re-priced options will be subject to additional lock-up and repurchase restrictions.

  The Company has signed an agreement with ObjecTime, Ltd., a Canadian corporation ("OTL"), whereby (i) Rational has agreed to acquire 19.9% of the outstanding capital stock of OTL from OTL and certain stockholders of OTL for approximately $9 million, (ii) the stockholders of OTL are to grant Rational an option to purchase all of the outstanding capital stock of OTL and all of the outstanding options, warrants and rights therefor, subject to certain terms and conditions, for an aggregate price of approximately $62 million, and
  (iii) Rational, OTL and certain stockholders of OTL will enter into certain other agreements related to the foregoing transactions.

   ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS





OVERVIEW



The statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations include "forward looking" information within the meaning of Sections 27A of the Securities Act of 1993 and 21E of the Securities and Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. The actual future results of the Company could differ materially from those projected in the forward looking information. For a discussion of certain factors that could cause actual results to differ materially from those projected by the forward looking information see "Factors That May Affect Future Results", at the end of this item 2.

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

On February 26, 1997 the Company merged with SQA, Inc. ("SQA") and on July 30, 1997 the Company merged with Pure Atria Corporation ("Pure Atria"). Both mergers were accounted for as a pooling-of-interests and the historical consolidated financial statements of the Company for prior periods have been restated to include the financial position, results of operations and cash flows of both SQA and Pure Atria. See Note 3 and Note 13 in the Notes to Consolidated Financial Statements in the Company's Annual Report to Stockholders (Form 10-K) for the year ended March 31, 1997.

COMPARATIVE ANALYSIS OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1997


Total revenue increased 14% and 11%, respectively, for the three- and six-month periods ended September 30, 1997 from the comparable prior year periods.

Net product revenue increased by 5% and less than 1%, respectively, for the three- and six-month periods ended September 30, 1997 from the comparable prior year periods. The increase in net product revenue for these periods was due primarily to increased revenue from the Company's visual modeling tools (the Rational Rose family), and configuration management products (ClearCase family), offset by a decline in revenue from some of the Company's automated software testing and quality products.


Consulting and support revenue increased 31% and 34%, respectively, for the three- and six-month periods ended September 30, 1997 from the comparable prior year periods. This increase reflects higher demand for the Company's consulting expertise in object modeling and advanced software development practices, and, to a lesser extent, increased training and customer support revenues.


International revenues from product sales and related consulting and customer support accounted for 32% and 34%, respectively, of total revenues for the three- and six-month periods ended September 30, 1997, as compared to 31% and 28%, respectively, for the comparable prior year periods. The Company's international sales are principally priced in foreign currencies and are generally exported out of the U.S. From time to time the Company enters into short-term forward exchange contracts to hedge against the impact of foreign currency fluctuations on the accounts receivable denominated in foreign currencies. The total amount of these contracts is offset by the underlying foreign currency denominated accounts receivable. The gains or losses on the contracts are included in income as the contracts expire and are offset by gains and losses on the underlying receivables being hedged. At September 30, 1997, the Company had outstanding forward exchange contracts, all having maturities of approximately 35 days, to exchange various European currencies for US dollars in the amounts of $2,704,000. One major U.S. multinational bank is counterparty to all these contracts. The associated gains and losses were not material to the Company's results of operations in any period presented. There were no forward exchange contracts outstanding at September 30, 1996.

Cost of product revenue consists principally of materials, packaging and freight, amortization of developed technology and royalties. Cost of product revenue increased 65% and 60%, respectively, for the three- and six-month periods ended September 30, 1997 from the comparable prior year periods. These costs represented 11% and 10%, respectively, of total product revenue for the three- and six-month periods ended September 30, 1997, as compared to 7% and 6% for the comparable prior year periods. The increase in product cost as a percentage of product revenue was due mainly to amortization of developed technology associated with recent mergers and acquisitions.

Cost of consulting and support revenue consists principally of personnel costs for training, consulting and customer support. Cost of consulting and support increased 6% and 22% respectively, for the three- and six-month periods ended September 30, 1997 from the comparable prior year periods. These costs represented 31% and 36%, respectively, of total consulting and support revenue for the three- and six-month periods ended September 30, 1997 as compared to 39% and 40% for the comparable prior year periods. The decrease in cost as a percentage of related revenue is primarily due to changes to the Company's customer support business model as a result of merging the Pure Atria and Rational service organizations, combined with the impact of an underlying relatively fixed support cost base being spread over increased revenues.

Total expenditures for research and development increased 58% and 44% respectively, for the three- and six-month periods ended September 30, 1997 from the comparable prior year periods. These costs represented 23% and 22%, respectively, of total revenue for the three- and six-month periods ended September 30, 1997 as compared to 17% for both of the comparable prior year periods. The increase in expenditures for research and development is due primarily to the cost of additional personnel and related costs incurred in maintaining existing products and developing new product releases and increased operating expenses resulting from the recently completed merger with Pure Atria.

Sales and marketing expenses increased 59% and 39% respectively, for the three- and six-month periods ended September 30, 1997 from the comparable prior year periods. These costs represented 55% and 49%, respectively, of total revenue for the three- and six-month periods ended September 30, 1997 as compared to 39%
for both of the comparable prior year periods. The comparative increase   in
sales and marketing expenses reflect the additional personnel, commissions and related costs required in sales and marketing departments to expand Rational's sales channels, to penetrate new markets, and to increase its market share in core markets. In the current quarter the Company also incurred additional marketing and field training costs associated with the recently completed merger with Pure Atria.

General and administrative expense consists of personnel costs for administration, finance, information systems, human resources and general management, as well as legal and accounting expenses. General and administrative expense increased 43% and 38% respectively, for the three- and six-month periods ended September 30, 1997 from the comparable prior year periods. These costs represented 11% of total revenue for both of the three- and six-month periods ended September 30, 1997 as compared to 9% for both of the comparable prior year periods. The increased expense for the fiscal 1998 period resulted from employee related expenses associated with the staffing requirements needed to support the Company's expanding business, and from an increase in amortization of purchased intangibles related to the Company's recent mergers and acquisitions.

In the three month period ended September 30, 1997 the Company recorded a charge of $63.8 million related to the combination of Rational and Pure Atria. There can be no assurance that Rational will not incur additional charges associated with the merger or that management will be successful in its efforts to integrate the operations of the two companies.


Other income, net consists of interest income, interest expense, gains and losses on foreign currency transactions and miscellaneous items of income and expense. Other income has fluctuated as a result of the amount of cash available for investment in interest-bearing accounts and from foreign currency transactions. Other income, net increased $2,785,000 and $5,662,000, respectively, for the three- and six-month periods ended September 30, 1997 from the corresponding prior year periods. The increases are primarily the result of investment earnings on the additional cash generated by the Company's public offering in October 1996.

The provision for income taxes for the three- and six-month periods ended September 30, 1997 is based on the estimated annual effective tax rate applied to the profit before income taxes (excluding one-time charges for acquired in-process research and development) and includes current federal, state and foreign income taxes. The provision for income taxes for the three- and six-month periods ending September 30, 1997 consists primarily of foreign income taxes as well as federal and state minimum taxes. The effective tax rates for fiscal 1998 and 1997 differ from the federal statutory rate, primarily, as a result of the utilization of net operating loss carryforwards, the non-deductability of certain merger related costs, and by certain foreign and state taxes.


LIQUIDITY AND CAPITAL RESOURCES AT SEPTEMBER 30, 1997

As of September 30, 1997, the Company had cash, cash equivalents and short-term investments of $291,578,000 and working capital of $214,514,000. Net cash used in operating activities for the period ending September 30, 1997 was composed primarily of the operating loss and a decrease in accounts payable, offset by an increase in accrued merger costs and accrued employee benefits. Net cash used in investing activities is primarily a result of increased short-term cash investments, capital expenditures and the net effect of the merger with Pure Atria Corporation. Net cash provided by financing activities is primarily the result of issuance of common stock under the 1994 Employee Stock Purchase Plan and exercise of employee stock options.


The Company believes that expected cash flow from operations combined with existing cash and cash equivalents and short-term investments will be sufficient to meet its cash requirements for the foreseeable future.

FACTORS THAT MAY AFFECT FUTURE RESULTS


Risks related to the Recent Acquisition of Pure Atria Corporation.
-----------------------------------------------------------------

   Rational acquired Pure Atria Corporation ("Pure Atria") on July 30, 1997 with the expectation that the acquisition would result in long-term strategic benefits. The realization of these anticipated benefits will depend in part on whether the companies' operations can be integrated in an efficient and effective manner. There can be no assurance that this will occur. The successful integration of Pure Atria's operations into Rational will require, among other things, integration of the companies' respective product offerings and coordination of the companies' sales and marketing efforts and research and development efforts. Successful integration of the companies' respective sales forces will require sales personnel to quickly become familiar with the sales cycles and sales approaches required for products newly added to their portfolios, and any failure to do so may result in sales delays and decreased revenues for the Company. It is possible that the intended integration of the companies' respective products, and the creation of integrated bundles and suites, may not be accomplished in a timely manner or may prove to be technologically infeasible. The difficulties of integrating the two companies' respective operations will be compounded by the fact that each company has significant operations on both the East Coast and the West Coast of the United States and in a number of foreign countries. The acquisition of Pure Atria may cause resellers and present and potential customers of either company to delay or cancel orders as a result of concerns and uncertainty over evolution, integration and support of products. If affiliates of Rational or Pure Atria sold their Rational Common Stock despite their contractual obligations not to do so until Rational publicly announced financial results covering at least 30 days of combined operations, the acquisition of Pure Atria may not qualify for accounting as a pooling of interests. The failure of such acquisition to qualify for accounting as a pooling of interests for any reason would materially and adversely affect Rational's reported earnings and, potentially, its stock price.

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

    The Company incurred direct transaction costs associated with the acquisition of Pure Atria of approximately $15 million, which resulted in a non-recurring charge to operations upon consummation of such transaction. The Company incurred non-recurring charges to operations of approximately $64 million in the quarter ending September 30, 1997, the quarter in which such transaction was consummated, to reflect costs associated with integrating the two companies. Unanticipated expenses associated with the integration of the two companies may arise, or the Company may incur additional material charges in subsequent quarters to reflect additional costs associated with the integration of the two companies. Total costs associated with such transactions are anticipated to result in an operating loss and a net loss for the Company's fiscal year ending March 31, 1998, and could negatively impact financial results in future periods for the reasons discussed above.

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

  Any shortfall in anticipated operating results could have an immediate and significant adverse effect on the market price of the Company's Common Stock. Potential business synergies, if achieved, of Rational and Pure Atria may not offset any such dilution. Further, the Company incurred substantial merger-related charges in the quarter ending September 30, 1997. Rational expects the merger to be accretive in the long-term. However, this forward-looking statement may not prove to be an accurate prediction due to unforseen changes, inaccurate or incomplete assumptions regarding the current business or future prospects of either or both of the companies, or other reasons. Rational expects that the Pure Atria merger will be dilutive in the initial periods following its effective time, and there can be no assurance as to when the merger will become accretive, if ever. Any failure of the Pure Atria merger to meet expectations as to potential business synergies or any failure of the Pure Atria merger to be accretive in any quarter could have an immediate and significant adverse effect on the market price of the Company's Common Stock.

  Statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to the market for software and high technology company stocks or relating to Rational specifically have resulted, and could in the future result, in an immediate and adverse effect on the market price of Rational's Common Stock. Statements by financial or industry analysts regarding the extent of the dilution in Rational's net income per share resulting from operating results, the Pure Atria merger or other developments and the extent to which such analysts expect potential business synergies to offset such dilution can be expected to contribute to volatility in the market price of Rational's Common Stock. In addition, in recent years the stock market in general, and the shares of technology companies in particular, have experienced extreme price fluctuations. This volatility has had a substantial effect on the market prices of securities issued by many companies, including Rational, in certain cases for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Rational Common Stock.


Risks Associated With Recent And Future Acquisitions.
----------------------------------------------------

  During approximately the past three years, and the past year in particular, Rational has made a number of strategic acquisitions. Rational acquired Pure Atria on July 30, 1997, SQA, Inc., Performance Awareness Corporation, Requisite, Inc., Softlab AB, and Software 9000 in the quarter ended March 31, 1997; the Visual Test product from Microsoft in October 1996; and made other acquisitions in earlier periods. Acquisitions result in the diversion of management's attention from day-to-day operations and include numerous other risks, including difficulties in the integration of operations, products and personnel. To the extent that acquisitions have in the past resulted, or may in the future result, in a diversion of resources or that efforts to integrate recent and future acquisitions fail, there could be a material adverse effect on Rational's business, results of operations and financial condition. Acquisitions have the potential to result in dilutive issuances of equity securities, the incurrence of debt, and amortization expenses related to goodwill and other intangible assets. Rational management has historically evaluated on an ongoing basis the strategic opportunities available to the Company. Rational may in the near- or long-term future pursue acquisitions of complementary products, technologies or businesses. See also footnote 6 to these financial statements for the Company's announced agreement with ObjecTime.


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


Competition
----------

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

    Rational faces competition from, among others, Intersolv, Inc., Platinum Technology, Inc., Select Software Tools plc, Cayenne, Oracle, IBM, Sun Microsystems, and Sybase Inc. as well as numerous privately held tool suppliers offering traditional CASE tools that compete with the Rational Rose approach to visual modeling and component-based development. Oracle's recent announcement of its intent to add visual modeling capability to its development products would result in an increased level of competition to the Company's Rose products. Rational's RequisitePro requirements management product faces competition from companies such as GEC-Marconi. Rational's software testing tools--SQA Suite, Rational Visual Test and preVue--face competition from Compuware, Mercury Interactive Corporation, Segue Software, Inc., Intersolv, Inc., Computer Associates, Platinum Technologies, Terodyne, Cyrano, SQL Bench International, Inc., and several private companies offering testing automation tools. Microsoft, Compuware, Oracle, Sybase and several of the major UNIX platform vendors, including Sun Microsystems, Hewlett Packard, Digital Equipment Corporation, Silicon Graphics Inc., and IBM, also compete with Rational with respect to software quality products and testing tools, with testing products customized to certain of their other software products. Rational Apex for C/C++ faces competition from, among others, major UNIX platform vendors such as Sun Microsystems, Hewlett-Packard and Digital Equipment Corporation, which have C/C++ compilers and debuggers and in some cases programming environments for their platforms. In addition, numerous privately held companies offer compilers, debuggers and programming environments which compete with Rational Apex. Rational's Apex Ada and VADs product lines face competition from Aonix, Green Hills Software, Inc. and a large number of other suppliers offering Ada products for native and embedded systems.

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

  A traditional means of retaining employees following declines in a corporation's stock price, such as those experienced recently by Rational, is to re-price "underwater" stock options, both to offer an equity incentive to existing employees and to avoid inequities relative to new employees offered lower-priced options. On November 4, 1997 the Company's board of directors approved a program enabling the Company to re-price stock options for most employees. The re-priced options will be subject to additional lock-up and repurchase restrictions. Attempts to address potential employee attrition by re-pricing employee stock options could be negatively interpreted by analysts and investors and possibly negatively affect the pooling-of-interests accounting treatment for the Pure Atria Merger. If substantial numbers of options remain underwater, Rational may suffer employee attrition in excess of historical rates, which could have a material adverse effect on the Company's business, results of operations and financial condition.


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


Management Of Growth.
--------------------

  Rational has experienced rapid growth, particularly as a result of its acquisitions, and the Company is experiencing a period of aggressive product introductions that have placed, and may continue to place, a significant strain on its financial, operational, management, marketing and sales systems and resources, including its personnel. Projects such as the expansion of or enhancements to product lines, efforts to address broader markets and to expand distribution channels, numerous acquisitions as described in "Risks Related to the Recent Acquisition of Pure Atria Corporation" and "Risks Associated with Recent and Future Acquisitions'' and business alliances such as the recent arrangement between Rational and Microsoft, when added to the day-to day activities of Rational, have placed and will continue to place further strain on management resources and personnel. If Rational's management is unable to effectively manage growth, its business, competitive position, results of operations and financial condition will be materially and adversely affected.


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


Risks Associated with International Operations.
----------------------------------------------

  International sales accounted for approximately 28%, 32%, and 31% of Rational's revenues in fiscal 1995, 1996 and 1997, respectively, and represented 34% for the six months ended September 30, 1997. Rational expects that international sales will continue to account for a significant portion of the Company's revenues in future periods. International sales are subject to inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax consequences, price controls or other restrictions on foreign currency, difficulties in obtaining export and import licenses, costs of localizing products for foreign markets, lack of acceptance of localized products in foreign markets, and the efforts of high local wage scales and other expenses. Any material adverse effect on the Company's international business would be likely to materially and adversely affect the Company's business, operating results and financial condition as a whole. Rational's international sales are generally denominated in foreign currencies. Rational has engaged in only limited hedging activities. Gains and losses on the conversion of foreign payments into U.S. dollars may contribute to fluctuations in the Company's results of operations. Although the Company has not experienced a material adverse impact to date from fluctuations in foreign currencies, there can be no assurance that the Company will not experience a material adverse impact on its financial condition and results of operations from fluctuations in foreign currencies in the future.


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

                         PART II  --  OTHER INFORMATION


ITEM 1  Legal Proceedings


The Company and two of its officers were named as defendants in a number of purported shareholder class action complaints recently filed in federal court for the Northern District of California, alleging that the Company selectively disclosed information to a financial analyst on October 8, 1997, in violation of federal securities laws. The Company believes that the claims are without merit and intends to defend itself vigorously, although there can be no assurance that it will be successful in defending these actions.



ITEM 4  Submission of Matters to a Vote of Security Holders


On September 25, 1997, the Company held its annual meeting of stockholders. The following items were submitted to a vote of the stockholders:

1.  To elect three Class II members of the Board of Directors.



Election of Director    Votes For   Votes Withheld
--------------------    ---------   --------------

Daniel H. Case III      75,209,111         286,048
Paul D. Levy            75,274,583         220,576
John E. Montague        75,280,389         214,770

As a result, Messrs. Case, Levy and Montague were elected directors of the Company.


2. To approve amendment to the 1997 Stock Option Plan reserving an additional 4,000,000 shares of the Company's Common Stock for issuance thereunder:

                     Votes
                   ----------
For                39,851,313
Against            19,321,313
Abstain               420,833
Broker Non-Vote    15,901,700

This proposal was approved.


3. To approve amendment to the 1994 Employee Stock Purchase Plan reserving an additional 1,000,000 shares of the Company's Common Stock for issuance thereunder:

                     Votes
                   ----------
For                44,486,501
Against            14,695,861
Abstain               413,096
Broker Non-Vote    15,899,701

This proposal was approved.

4. To ratify the appointment of Ernst & Young LLP as the Company's independent auditors to examine the financial statements of the Company for fiscal year 1998:

                     Votes
                   ----------
For                75,243,023
Against                64,747
Abstain               187,389
Broker Non-Vote             0

This proposal was approved.

On July 30, 1997 the Company held a special meeting of the stockholders. The following items were submitted to a vote of the stockholders:

1. The reservation and issuance of shares of the Common Stock, par value $0.01 per share, of Rational (the "Rational Common Stock") to the stockholders of Pure Atria Corporation ("Pure Atria") pursuant to an Agreement and Plan of Reorganization, dated as of April 7, 1997 (the "Agreement"), by and among Rational, Pure Atria and Wings Merger Corporation, a wholly owned subsidiary of Rational ("Merger Sub"), providing, among other things, (i) for the merger of Merger Sub with and into Pure Atria, resulting in Pure Atria becoming a wholly owned subsidiary of Rational (the "Merger"), (ii) for the conversion of outstanding shares of Common Stock, par value $.0001 per share, of Pure Atria ("Pure Atria Common Stock") into the right to receive 0.9 (the "Exchange Ratio") shares of Rational Common Stock, and (iii) for each outstanding option or right to purchase Pure Atria Common Stock under the Pure Atria stock option plans and the Pure Atria stock purchase plan to be assumed by Rational and to become an option or right to purchase Rational Common Stock, with appropriate adjustments to be made to the number of shares issuable thereunder and the exercise price thereof based on the Exchange Ratio.

                     Votes
                   ----------
For                29,824,495
Against             4,475,239
Abstain                24,352
Broker Non-Vote             0

This proposal was approved.

2. To approve the amendment of Rational's Certificate of Incorporation to increase the authorized number of Common Stock from 75,000,000 to 150,000,000:

                     Votes
                   ----------
For                29,810,710
Against             4,445,654
Abstain                67,722
Broker Non-Vote             0

This proposal was approved.


ITEM 6 - Exhibits and Reports on Form 8-K

(a) Exhibit 3.1: Amended and Restated Certificate of Incorporation of Rational Software Corporation


     Exhibit 3.2: Bylaws of Rational as most recently amended are incorporated herein by reference to Exhibit 3.09 filed with Rational's Form 10-K for the fiscal year ended March 31, 1996.


     Exhibit 3.3: Amendment to Section 3.2 of Bylaws of Rational are incorporated herein by reference to Exhibit 3.02 filed with Rational's Form 10-K for the fiscal year ended March 31, 1997.


     Exhibit 4.1: Rational Software Corporation's 1997 Supplemental Stock Plan and form of Stock Option Agreement thereunder, incorporated by reference to Rational's S-8 Registration.

     Statement, registration number 333-31505, as filed with the Securities and Exchange Commission on July 17, 1997.


     Exhibit 4.2: Rational Software Corporation's 1997 Stock Option Plan and form of Stock Option Agreement thereunder, incorporated by reference to Rational's S-8 Registration Statement, registration number 333-39569, as filed with the Securities and Exchange Commission on November 5, 1997.


     Exhibit 4.3: Rational Software Corporation's 1994 Employee Stock Purchase Plan, incorporated by reference to Rational's S-8 Registration Statement, registration number 333-39455, as filed with the Securities Exchange Commission on November 4, 1997.


     Exhibit 10:  Relocation Bonus for key employee

     Exhibit 11:  Statement of Computation of Net Income per Common Share

     Exhibit 27:  Financial Data Schedule

(b)  Reports on  Form 8-K:


On July 16, 1997 the Company filed Form 8-K regarding the adoption by the Board of Directors of the 1997 Supplemental Stock Plan and reservation of 350,000 shares of the Company's stock for issuance thereunder.

On August 11, 1997 the Company filed Form 8-K regarding the Agreement and Plan of Reorganization dated April 7, 1997 by and among the Company, Wings Merger Corp., a wholly owned subsidiary of the Company, and Pure Atria Corporation, a Delaware corporation.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

            RATIONAL SOFTWARE CORPORATION



            by:  /s/ Robert T. Bond
                 -------------------------------------
                 Robert T. Bond
                 Senior Vice President
                 Chief Operating Officer,
                 Chief Financial Officer and Secretary


                          November  14, 1997