Form 10-Q
period 1997-12-31
RATIONAL SOFTWARE CORP
filed 1998-02-10
CIK 722056

--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q




[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

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


                              Yes  [X]         No  [_]


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


COMMON STOCK, PAR VALUE                             88,424,339
   $.01 PER SHARE
       (Class)                            (Shares outstanding on  January 30,
                                           1998)

--------------------------------------------------------------------------------

CONTENTS                                                 PAGE







PART I -- FINANCIAL INFORMATION



Item 1 --   Condensed Consolidated Financial Statements:

            Condensed Consolidated Balance Sheets.................  3

            Condensed Consolidated Statements of Operations.......  5

            Condensed Consolidated Statements of Cash Flows.......  6

            Notes to Condensed Consolidated Financial Statements..  7



Item 2 --   Management's Discussion and Analysis of Financial Condition
            and Results of Operations ............................  9



PART II  OTHER INFORMATION


Item 1 --  Legal Proceedings ..................................... 23

Item 2 --  Changes in Securities and Use of Proceeds.............. 23

Item 6 --  Exhibits and Reports on Form 8-K ...................... 23

SIGNATURE ........................................................ 24

                         RATIONAL SOFTWARE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


ASSETS
------
                                                     December 31,      March 31,
                                                         1997             1997
                                                     -----------      ----------
                                                     (Unaudited)       (Note A)

Cash and cash equivalents                               $ 49,589        $244,856
Short-term investments                                   236,147          82,539
Accounts receivable, net                                  63,114          63,043
Prepaid expenses and other assets                         19,431          15,975
                                                     -----------      ----------

          Total current assets                           368,281         406,413

Property and equipment, at cost:

     Computer, office and manufacturing equipment         61,006          46,663
     Office furniture                                      7,905           7,256
     Leasehold improvements                                6,281           3,789
                                                     -----------      ----------
                                                          75,192          57,708
Accumulated depreciation and amortization                (40,526)        (31,443)
                                                     -----------      ----------

          Property and equipment, net                     34,666          26,265

Other assets, net                                         26,359          24,062
                                                     -----------      ----------

Total assets                                            $429,306        $456,740
                                                     ===========      ==========

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

                         RATIONAL SOFTWARE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In thousands)


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
                                                                December 31,     March 31,
                                                                   1997            1997
                                                               ------------     ----------
                                                               (Unaudited)       (Note A)

Accounts payable                                               $  13,818        $  13,783
Accrued employee benefits                                         26,683           21,256
Other accrued expenses                                            18,418           19,566
Accrued merger and restructuring expenses, current portion        36,279           24,607
Deferred revenue                                                  51,641           42,217
Current portion of long-term debt and lease obligations            1,769            2,010
                                                               ---------        ---------

          Total current liabilities                              148,608          123,439

Accrued rent                                                         332              535
Accrued merger and restructuring expenses, long-term               5,892              916
Long-term debt                                                     1,684            1,741
                                                               ---------        ---------

          Total liabilities                                      156,516          126,631
                                                               ---------        ---------
Contingencies

Stockholders' equity:
     Common stock                                                    886              845
     Additional paid-in capital                                  491,328          455,753
     Treasury stock                                               (1,340)          (1,340)
     Accumulated deficit                                        (216,112)        (123,828)
     Cumulative translation adjustment                            (1,972)          (1,321)
                                                               ---------        ---------

          Total stockholders' equity                             272,790          330,109
                                                               ---------        ---------

Total liabilities and stockholders' equity                     $ 429,306        $ 456,740
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

                         RATIONAL SOFTWARE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands, except per share amounts, unaudited)

                                                         Three Months ended          Nine Months ended
                                                            December 31,               December 31,
                                                       ----------------------     ---------------------
                                                          1997        1996          1997        1996
                                                       ---------    ---------     ---------   ---------
Net product revenue                                      $48,373    $  49,542     $ 132,983   $ 134,109
Consulting and support revenue                            33,933       23,607        90,439      65,689
                                                         -------    ---------     ---------   ---------
          Total revenue                                   82,306       73,149       223,422     199,798

Cost of product revenue                                    5,186        3,125        13,961       8,600
Cost of consulting and support revenue                    11,508        9,947        31,932      26,699
                                                         -------    ---------     ---------   ---------
          Total cost of revenue                           16,694       13,072        45,893      35,299
                                                         -------    ---------     ---------   ---------
          Gross margin                                    65,612       60,077       177,529     164,499

Product research and development expenses                 14,869       11,769        45,848      33,291
Sales and marketing expenses                              34,129       28,573       103,654      78,523
General and administrative expenses                        6,794        8,865        21,915      19,844
Charges for acquired in-process R&D                            -       17,658             -      17,658
Merger and integration costs                                   -       35,255        63,759      35,255
                                                         -------    ---------     ---------   ---------
          Total operating expenses                        55,792      102,120       235,176     184,571
                                                         -------    ---------     ---------   ---------
          Operating income (loss)                          9,820      (42,043)      (57,647)    (20,072)

Other income, net                                          4,004        3,763        13,305       7,401
                                                         -------    ---------     ---------   ---------
     Income (loss) before income taxes                    13,824      (38,280)      (44,342)    (12,671)

Provision (benefit) for income taxes                       3,456       (4,713)        4,781       1,443
                                                         -------    ---------     ---------   ---------
Net income (loss)                                        $10,368     $(33,567)     $(49,123)   $(14,114)
                                                         =======    =========     =========   =========

Net income (loss) per common share - basic               $  0.12    $   (0.41)    $   (0.56)  $   (0.18)

Shares used in computing per share amounts - basic        88,008       81,751        87,267      78,252

Net income (loss) per common share - diluted             $  0.11    $   (0.41)    $   (0.56)  $   (0.18)

Shares used in computing per share amounts - diluted      90,632       81,751        87,267      78,252

                         RATIONAL SOFTWARE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands, unaudited)


                                                                 Nine Months ended
                                                                   December 31,
                                                              -----------------------
                                                                 1997         1996
                                                              ---------     ---------
Cash flows from operating activities:
     Net loss                                                 $ (49,123)    $ (14,114)
     Adjustments to reconcile net loss to net
       cash provided by (used in) operating activities:
          Loss on disposal of capital eqiupment                     134             -
          Charges for acquired in-process R&D                         -        17,658
          Depreciation and amortization                          14,901         8,562
          Noncash expense for stock options                         109         1,649
          Noncash merger and integration costs                        -         6,512
          (Increase) decrease in assets:
               Accounts receivable                                  (71)       (9,580)
               Prepaids and other, net                           (3,456)       (5,733)
          Increase (decrease) in liabilities:
               Accounts payable                                      35         1,935
               Accrued employee benefits                          5,427         2,754
               Deferred revenue                                   9,424         3,117
               Accrued expenses                                  (1,351)        3,914
               Accrued merger and restructuring expenses         16,648        16,898
                                                              ---------     ---------
          Net cash provided (used) by operating activities       (7,323)       33,572

Cash flows from investing activities:
     Purchase of investments                                   (287,453)       (9,413)
     Sale of investments                                        133,845         9,133
     Capital expenditures                                       (22,904)      (14,412)
     Proceeds from sale of fixed assets                           4,850             -
     Net change in other assets                                  (7,678)         (241)
     Purchase of Visual Test product                                  -       (23,000)
     Net effect of merger with Pure Atria                       (15,949)            -
                                                              ---------     ---------
          Net cash used in investing activities                (195,289)      (37,933)

Cash flows from financing activities:
     Principal payments under debt and lease obligations           (298)         (977)
     Proceeds from issuance of common stock                       8,294       201,918
                                                              ---------     ---------
          Net cash provided by financing activities               7,996       200,941
                                                              ---------     ---------

Effect of foreign currency exchange rate changes on cash           (651)         (422)
                                                              ---------     ---------

Net increase (decrease) in cash and cash equivalents           (195,267)      196,158
Cash and cash equivalents at beginning of period                244,856       104,672
                                                              ---------     ---------
Cash and cash equivalents at end of period                    $  49,589     $ 300,830
                                                              =========     =========

                         RATIONAL SOFTWARE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




1. BASIS OF PRESENTATION -- The consolidated financial information included herein has been prepared without audit in accordance with the Company's accounting policies, as described in its latest annual report filed with the Securities and Exchange Commission on Form 10-K. In the opinion of management, all adjustments, which consist only of normal recurring adjustments necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the interim periods presented have been made. As permitted by Form 10-Q, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Operating results for the periods ended December 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1998.

        On February 26, 1997 the Company merged with SQA, Inc. ("SQA") and on July 30, 1997 the Company merged with Pure Atria Corporation ("Pure Atria"). Both mergers were accounted for as pooling-of-interests and the historical consolidated financial statements of the Company for prior periods have been restated to include the financial position, results of operations and cash flows of both SQA and Pure Atria. See
        Note 3 and Note 13 in the Notes to Consolidated Financial Statements in the Company's Annual Report to Stockholders (Form 10-K) for the year ended March 31, 1997.

2.      MERGER WITH PURE ATRIA CORPORATION

        On July 30, 1997, the Company completed the acquisition of Pure Atria Corporation ("Pure Atria"). Under the terms of the acquisition, which was accounted for as a pooling of interests, the Company exchanged approximately thirty nine million (39,082,337) shares of common stock for all of Pure Atria's outstanding shares and assumed approximately eight million (7,988,701) options to purchase its common stock, at a common exchange ratio of 0.9 of a share of the Company's common stock for each share of Pure Atria's common stock. Pure Atria, based in Cupertino, California, was a leading provider of software products that enable the production of reliable, high-quality software and improve the software development process. Components of the consolidated results of operations of Rational and Pure Atria for periods prior to the acquisition are as follows:

                                             Rational      Pure
                                             Software      Atria
                                             Corporation   Corp.    Combined
                                             -----------   -----    --------
     Three months ended December 31, 1996
          Revenue                            $ 39,057   $ 34,092   $ 73,149
          Net loss                           $(11,836)  $(21,731)  $(33,567)

     Nine months ended December 31, 1996
          Revenue                            $105,084   $ 94,714   $199,798
          Net loss                           $   (870)  $(13,244)  $(14,114)


        During the second fiscal quarter ended September 30, 1997, the Company recorded a $63.8 million charge to operating expenses related to merger and integration costs. Pure Atria merger costs consist principally of transaction fees for investment bankers, attorneys, accountants, financial printing, and other related charges of $15.7 million. Pure Atria integration costs include severance and other employee related charges, elimination of redundant facilities, write-off of excess property and equipment and certain intangible assets, and other professional fees of approximately $48.1 million. As of December 31, 1997 the Company has paid out or charged $14.7 million and $25 million, respectively, against the related transaction and integration merger accruals.

3. ACCOUNTS RECEIVABLE -- Accounts receivable are presented net of an allowance for doubtful accounts of $2,933,000 at December 31, 1997 and $4,064,000 at March 31, 1997, respectively.

4. NET INCOME PER COMMON SHARE -- In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

5. CONTINGENCIES -- On December 16, 1996, the Company filed a lawsuit against Silicon Graphics, Inc. ("SGI") arising from SGI's failure to pay certain royalties due to the Company under a software license agreement entered into between the Company's predecessor, Verdix Corporation, and SGI. SGI has filed an answer denying the Company's allegations, and also filed a cross-complaint against the Company for unspecified damages for alleged wrongdoing arising out of the license agreement with SGI. The Company denies the allegations and intends to vigorously defend its position.

        The following actions have been filed against the Company, two of its officers, and Cowen & Company: Randall v. Rational Software Corporation, et al., No. C 97-03740 (N.D. Cal.); Sachs v. Rational Software Corporation, et al., No. C-97-3845 (N.D. Cal.); Kalapa v. Rational Software Corporation, et al., No. C-97-4028 (N.D. Cal); Weiner, et al v. Rational Software Corporation et al., No. C-97-21086 (N.D. Cal.); Seiger v. Rational Software Corporation, et al., No. 97-CV-7011 (E.D.N.Y.); Dolnick v. Rational Software Corporation, et al., No. 98-CV-0268 (E.D.N.Y.); Lynch v. Rational Software Corporation, et al., No. CA-97-2081-A (E.D. Va.). The actions are putative shareholder class action lawsuits, and the complaints are virtually identical. The complaints allege that defendants violated Sections 10(b) and 20A of the Securities Exchange Act of 1934 through the selective disclosure of material inside information regarding the Company's prospects, and seek damages on behalf of a class of shareholders who purchased the Company's common stock on October 8, 1997. Defendants have filed motions to transfer all pending cases to the Northern District of California. Those motions have not been decided. The cases are in preliminary stages. The Company believes that the lawsuits are without merit and intends to defend the cases vigorously.

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

On February 26, 1997 the Company merged with SQA, Inc. ("SQA") and on July 30, 1997 the Company merged with Pure Atria Corporation ("Pure Atria"). Both mergers were accounted for as pooling-of-interests and the historical consolidated financial statements of the Company for prior periods have been restated to include the financial position, results of operations and cash flows of both SQA and Pure Atria. See Note 3 and Note 13 in the Notes to Consolidated Financial Statements in the Company's Annual Report to Stockholders (Form 10-K) for the year ended March 31, 1997.

COMPARATIVE ANALYSIS OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1997

Total revenue increased 13% and 12%, respectively, for the three- and nine-month periods ended December 31, 1997 from the comparable prior year periods. Net product revenue remained relatively flat for the three- and nine-month periods ended December 31, 1997 from the comparable prior year periods. Consulting and support revenue increased 44% and 38%, respectively, for the three- and nine-month periods ended December 31, 1997 from the comparable prior year periods. This increase reflects higher demand for the Company's consulting expertise in component based development and advanced software development practices, and increased training and customer support revenues.

International revenues from product sales and consulting and customer support accounted for 34% of total revenues for both the three- and nine-month periods ended December 31, 1997, as well as 34% for both of the comparable prior year periods. The Company's international sales are principally priced in foreign currencies and are generally exported out of the U.S. From time to time the Company enters into short-term forward exchange contracts to hedge against the impact of foreign currency fluctuations on the accounts receivable denominated in foreign currencies. The total amount of these contracts is offset by the underlying foreign currency denominated accounts receivable. The gains or losses on the contracts are included in income as the contracts expire and are offset by gains and losses on the underlying receivables being hedged. At December 31, 1997, the Company had outstanding forward exchange contracts, all having maturities of approximately 35 days, to exchange various European currencies for US dollars in the amounts of $7,370,000. Two major U.S. multinational banks are counterparty to all these contracts. The associated gains and losses were not material to the Company's results of operations in any period presented. There were no forward exchange contracts outstanding at December 31, 1996.

Cost of product revenue consists principally of materials, packaging and freight, amortization of developed technology and royalties. Cost of product revenue increased 66% and 62%, respectively, for the three- and nine-month periods ended December 31, 1997 from the comparable prior year periods. These costs represented 11% and 10% respectively, of total product revenue for the three- and nine-month periods ended December 31, 1997, as compared to 6% for both of the comparable prior year periods. The increase in product cost as a percentage of product revenue was due mainly to amortization of developed technology associated with recent mergers and acquisitions.

Cost of consulting and support revenue consists principally of personnel costs for training, consulting and customer support. Cost of consulting and support increased 16% and 20% respectively, for the three- and nine-month periods ended December 31, 1997 from the comparable prior year periods. These costs represented 34% and 35%, respectively, of total consulting and support revenue for the three- and nine-month periods ended December 31, 1997 as compared to 42% and 41% for the comparable prior year periods. The decrease in cost as a percentage of related revenue is primarily due to changes to the Company's customer support business model as a result of merging the Pure Atria and Rational service organizations, combined with the impact of an underlying relatively fixed support cost base being spread over increased revenues.

Total expenditures for research and development increased 26% and 38% respectively, for the three- and nine-month periods ended December 31, 1997 from the comparable prior year periods. These costs represented 18% and 21%, respectively, of total revenue for the three- and nine-month periods ended December 31, 1997 as compared to 16% and 17% respectively, for the comparable prior year periods. The increase in expenditures for research and development is due primarily to the cost of additional personnel and related costs incurred in maintaining existing products and developing new product releases and increased operating expenses resulting from the recently completed merger with Pure Atria.

Sales and marketing expenses increased 19% and 32% respectively, for the three- and nine-month periods ended December 31, 1997 from the comparable prior year periods. These costs represented 41% and 46%, respectively, of total revenue for the three- and nine-month periods ended December 31, 1997 as compared to 39% for both of the comparable prior year periods. The comparative increase in sales and marketing expenses reflect the additional personnel, commissions and related costs required in sales and marketing departments in an effort to expand Rational's sales channels, to penetrate new markets, and to increase its market share in core markets. In the nine months ended December 31, 1997, the Company also incurred additional marketing and field training costs associated with the recently completed merger with Pure Atria.

General and administrative expense consists of personnel costs for administration, finance, information systems, human resources and general management, as well as legal and accounting expenses. General and administrative expense decreased 23% and increased 10% respectively, for the three- and nine-month periods ended December 31, 1997 from the comparable prior year periods. These costs represented 8% and 10% respectively, of total revenue for the three- and nine-month periods ended December 31, 1997 as compared to 12% and 10%, respectively, for the comparable prior year periods. The increased expense for the nine-month period resulted from employee related expenses associated with the staffing requirements needed to support the Company's expanding business, and from an increase in amortization of purchased intangibles related to the Company's recent mergers and acquisitions. The year to year decrease in expense for the third quarter of fiscal 1998 results primarily from non-recurring expenses in the third quarter of fiscal 1997 which were associated with reimbursement of approximately $1,200,000 in expenses of certain of its stockholders. These expenses were related to the underwriting discount applicable to the shares of common stock sold by them, as well as certain fees and expenses of such stockholders' legal counsel incurred in connection with the Company's October 1996 public stock offering.

In the second fiscal quarter ended September 30, 1997 the Company recorded a charge of $63.8 million related to the combination of Rational and Pure Atria. There can be no assurance that Rational will not incur additional charges associated with the merger or that management will be successful in its efforts to integrate the operations of the two companies. As of December 31, 1997 the Company has charged $39.7 million against the related merger accruals.

Other income, net consists of interest income, interest expense, gains and losses on foreign currency transactions and miscellaneous items of income and expense. Other income has fluctuated as a result of the amount of cash available for investment in interest-bearing accounts and from foreign currency transactions. Other income, net increased $241,000 and $5,904,000, respectively, for the three- and nine-month periods ended December 31, 1997 from the corresponding prior year periods. The increases result primarily from the investment earnings on the additional cash generated by the Company's public offering in October 1996.

The provision for income taxes for the three- and nine-month periods ended December 31, 1997 is based on the estimated annual effective tax rate applied to the profit before income taxes (excluding one-time charges for acquired in-process research and development) and includes current federal, state and foreign income taxes. The provision for income taxes for the three- and nine-month periods ending December 31, 1997 consists primarily of foreign income taxes as well as federal and state minimum taxes. The effective tax rates for fiscal 1998 and 1997 differ from the federal statutory rate, primarily, as a result of the utilization of net operating loss carryforwards, the non-deductibility of certain merger related costs, and by certain foreign and state taxes.

LIQUIDITY AND CAPITAL RESOURCES AT DECEMBER 31, 1997

As of December 31, 1997, the Company had cash, cash equivalents and short-term investments of $285,736,000 and working capital of $219,673,000. Net cash used in operating activities for the period ending December 31, 1997 was composed primarily of the operating loss, offset by an increase in accrued merger costs, deferred revenue, and accrued employee benefits. Net cash used in investing activities is primarily a result of increased short-term cash investments and capital expenditures. Net cash provided by financing activities is primarily the result of issuance of common stock under the Employee Stock Purchase Plan and exercise of employee stock options.

The Company believes that expected cash flow from operations combined with existing cash and cash equivalents and short-term investments will be sufficient to meet its cash requirements for the foreseeable future.

FACTORS THAT MAY AFFECT FUTURE RESULTS


Risks related to the Recent Acquisition of Pure Atria Corporation.
-----------------------------------------------------------------

   Rational acquired Pure Atria Corporation ("Pure Atria") on July 30, 1997 with the expectation that the acquisition would result in long-term strategic benefits. The realization of these anticipated benefits will continue to depend in part on whether the companies' operations can be integrated in an efficient and effective manner. There can be no assurance that this will occur. The successful integration of Pure Atria's operations into Rational continues to require, among other things, integration of the companies' respective product offerings and coordination of the companies' sales and marketing efforts and research and development efforts. Successful integration of the companies' respective sales forces will continue to require sales personnel to become familiar with the sales cycles and sales approaches required for products recently added to their portfolios, and any failure to do so may result in sales delays and decreased revenues for the Company. It is possible that the continued integration of the companies' respective products, and the creation of integrated bundles and suites, may not be accomplished in a timely manner or may prove to be technologically infeasible. The difficulties of integrating the two companies' respective operations is compounded by the fact that each company had significant operations on both the East Coast and the West Coast of the United States and in a number of foreign countries. The acquisition of Pure Atria may cause resellers and present and potential customers of either company to delay or cancel orders as a result of concerns and uncertainty over evolution, integration and support of products. If affiliates of Rational or Pure Atria sold their Rational Common Stock despite their contractual obligations not to do so until Rational publicly announced financial results covering at least 30 days of combined operations, the acquisition of Pure
Atria may not qualify for accounting as a pooling of interests. The failure of such acquisition to qualify for accounting as a pooling of interests for any reason would materially and adversely affect Rational's reported earnings and, potentially, its stock price.

Fluctuations In Operating Results.
---------------------------------

  Revenue in any quarter is substantially dependent on orders booked and shipped in that quarter. Because staffing and operating expenses are based on anticipated revenue levels, and a high percentage of the costs are fixed, small variations in the timing of the recognition of specific revenues could cause significant variations in operating results from quarter to quarter. Historically, the Company has earned a substantial portion of its revenues in the last weeks of the quarter. To the extent these trends continue, the failure to achieve such revenues in the last weeks of any given quarter will have a material adverse effect on the Company's financial results for that quarter. The Company's revenue is difficult to forecast due to the fact that Rational's sales cycles, from initial evaluation to purchase, vary substantially from customer to customer and from product to product, and because the markets for Rational's products are rapidly evolving. In addition, the Company's results will be affected by the number, timing and significance of new product announcements by it and its competitors, its ability to develop, introduce and market new and enhanced and integrated versions of its products on a timely basis, the level of product and price competition, changes in operating expenses, changes in average selling prices and product mix, any changes in its sales incentive strategy, the experience level of and any changes in sales personnel, any changes in sales cycles, the mix of direct and indirect sales, product returns and general economic factors, among others. The Company's sales will also be sensitive to existing and prospective customers' budgeting practices, to global economic conditions and to potential cutbacks in U.S. defense spending, which has historically been a significant factor for Rational.

    The Company incurred direct transaction costs associated with the acquisition of Pure Atria of approximately $16 million, which resulted in a non-recurring charge to operations upon consummation of the acquisition. The Company incurred non-recurring charges to operations of approximately $64 million in the quarter ending September 30, 1997, the quarter in which the transaction was consummated, to reflect costs associated with integrating the two companies. Unanticipated expenses associated with the integration of the two companies may arise, or the Company may incur additional material charges in subsequent quarters to reflect additional costs associated with the integration of the two companies. Total costs associated with such transactions are anticipated to result in an operating loss and a net loss for the Company's fiscal year ending March 31, 1998, and could negatively impact financial results in future periods for the reasons discussed above.

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


Volatility Of Stock Price.
-------------------------

  The market price of the Company's Common Stock has been, and is likely to continue to be, volatile. Factors such as new product announcements or changes in product pricing policies by the Company or its competitors, quarterly fluctuations in the Company's operating results, announcements of technical innovations, announcements relating to strategic relationships or acquisitions, changes in earnings estimates by analysts and general conditions in the software development market, among other factors, may have a significant impact on the market price of the Company's Common Stock. Should the Company fail to introduce products on the schedule expected, the Company's stock price could be adversely affected.

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


Risks Associated With Recent And Future Acquisitions.
----------------------------------------------------

During approximately the past three years, and the past year in particular, Rational has made a number of strategic acquisitions, including Pure Atria on July 30, 1997, SQA, Inc., Performance Awareness Corporation, Requisite, Inc., Softlab AB, and Software 9000 in the quarter ended March 31, 1997; the Visual Test product from Microsoft in October 1996; and other acquisitions in earlier periods. Rational acquired 19.9% of the outstanding capital stock of ObjecTime, Ltd. in October, 1997 with an option to acquire the rest of the company at a later date. Acquisitions result in the diversion of management's attention from day-to-day operations and include numerous other risks, including difficulties in the integration of operations, products and personnel. To the extent that acquisitions have in the past resulted, or may in the future result, in a diversion of resources or that efforts to integrate recent and future acquisitions fail, there could be a material adverse effect on Rational's business, results of operations and financial condition. Acquisitions have the potential to result in dilutive issuances of equity securities, the incurrence of debt, and amortization expenses related to goodwill and other intangible assets. Rational management has historically evaluated on an ongoing basis the strategic opportunities available to the Company. Rational may in the near- or long-term future pursue acquisitions of complementary products, technologies or businesses.

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

  Rational's future growth and financial performance may depend upon the development of industry standards that facilitate the adoption of component-based development, as well as Rational's ability to play a leading role in the establishment of those standards. The Company has developed the Unified Modeling Language ("UML") for visual modeling which has been adopted by the Object Management Group ("OMG"), an industry consortium, for inclusion of the UML in their Object Analysis and Design Facility specification. The official sanction in the future of a competing standard by the OMG could have a material adverse effect on Rational's marketing and sales efforts and, in turn, on Rational's business, operating results and financial condition.

Expansion Of Product Lines; Dependence Upon New Product Introductions.
----------------------------------------------------------------------

  The Company believes that its continued success will depend in part upon its ability to provide a tightly integrated line of software application development tools, as well as integrated product suites and bundles, that support software development for a number of implementation languages. This will require the Company to modify and enhance its current products and to continue to develop, introduce and integrate new products. The Company also believes its continued success will become increasingly dependent on its ability to support the Microsoft platform, including Windows 95, Windows 98, and Windows NT operating systems. The Company believes that it will be particularly important to successfully develop and market a broader line of products for C++, Visual Basic, Java and other implementation languages in order to be successful in its efforts to broaden its customer base and to further increase its share within its existing market segments. The Company also believes that, over time, its products must be extended to fully support off-the-shelf products from companies such as SAP, Baan Company, and PeopleSoft. The Company may be unable to successfully develop and market such a broad line of products, or may encounter unexpected difficulties and delays in integrating new products with existing product lines.

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


Competition
----------

    The industry for tools for automating software application development and management is extremely competitive and rapidly changing. Rational expects to continue to experience significant and increasing levels of competition in the future. Bases of competition include corporate and product reputation, innovation with frequent product enhancement, breadth of integrated product line, the availability of integrated suites and bundles, product architecture, functionality and features, product quality, performance, ease-of-use, support, availability of technical consulting services and price. Rational faces intense competition for each product within its product lines, generally from both Windows/NT and UNIX vendors. Because individual product sales are often the first step in a broader customer relationship, Rational's success will depend in part upon its ability to successfully compete with numerous competitors at each point within its product line.

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

    Rational faces competition from, among others, Intersolv, Inc., Platinum Technology, Inc., Select Software Tools plc, Cayenne, Oracle, IBM, Sun Microsystems, and Sybase Inc. as well as numerous privately held tool suppliers offering traditional CASE tools that compete with the Rational Rose approach to visual modeling and component-based development. Oracle's recent announcement of its intent to add visual modeling capability to its development products would result in an increased level of competition to the Company's Rose products. Rational's RequisitePro requirements management product faces competition from companies such as GEC-Marconi. Rational's software testing tools--SQA Suite, Rational Visual Test, Quantify, Purify, PureCoverage and preVue--face competition from Compuware, (including its recently announced acquisition of NuMega), Mercury Interactive Corporation, Segue Software, Inc., Intersolv,
Inc., Computer Associates, Platinum Technologies, Terodyne, Cyrano, SQL Bench International, Inc., and several private companies offering testing automation tools. Microsoft, Compuware, Oracle, Sybase and several of the major UNIX platform vendors, including Sun Microsystems, Hewlett Packard, Digital
Equipment Corporation, Silicon Graphics Inc., and IBM, also compete with Rational with respect to software quality products and testing tools, with testing products customized to certain of their other software products. Rational Apex for C/C++ faces competition from, among others, major UNIX platform vendors such as Sun Microsystems, Hewlett-Packard and Digital
Equipment Corporation, which have C/C++ compilers and debuggers and in some cases programming environments for their platforms. In addition, numerous privately held companies offer compilers, debuggers and programming environments which compete with Rational Apex. Rational's Apex Ada and VADS product lines face competition from Aonix, Green Hills Software, Inc. and a large number of other suppliers offering Ada products for native and embedded systems.

    The Company also experiences competition with respect to a number of its products, both from utilities commonly bundled with versions of operating systems and from stand-alone product offerings. For example, versions of UNIX are commonly bundled with utilities (such as SCCS and RCS) that provide version control, which is part of the functionality provided by ClearCase. Some system vendors, such as Sun, already have products, such as Workshop, that provide features similar to those in Purify or other of the Company's products and would compete directly with such products if offered on a stand-alone basis. The Companies recently announced ClearQuest defect tracking product is expected to compete with products from LBMS, Inc., which was recently acquired by Platinum Technology, Inc. There can be no assurance that Sun, which has a license to some of the Company's patents, will not introduce stand-alone products that compete with the Company's products. Companies offering products competitive with Rational Summit and ClearCase in the UNIX marketplace include Sun, which offers TeamWare, IBM, which offers Configuration Management/Version Control ("CMVC"), Computer Associates ("CA") through its acquisition of LEGENT Corporation, which offers the Endeavor WSX product, and Platinum through its acquisition of Softool Corp., which markets CCC Harvest. In addition, there are several smaller, privately-held companies that market competitive products, including Continuous Software Corporation, which markets
Continuus/CM. Other companies have offered version control or configuration management products outside the UNIX market. Companies in this category include CA, Intersolv and Microsoft. CA has a large installed base of its configuration management product on IBM mainframes. Intersolv has a large installed base of DOS and Windows software developers. In 1994, Microsoft acquired OneTree Software, which offers a version control product. The Company expects additional competition from other established and emerging companies. Digital Equipment Corporation has spun-off an independently operated subsidiary, TracePoint Technology, Inc., which has stated that it intends to produce development and testing tools and compete against the Company.

    Rational believes that the increased level of competition it observed in fiscal 1997 and to date in fiscal 1998 will continue to increase. Certain of Rational's competitors are more experienced than Rational in the development of software-engineering tools, databases or software-development products. Some of Rational's competitors have, and new competitors may have, larger technical staffs, more established distribution channels and greater financial resources than Rational. There can be no assurance that either existing or new competitors will not develop products that are superior to Rational's products or that achieve greater market acceptance. Rational's future success will depend in large part upon its ability to increase its share of its target markets and to license additional products and product enhancements to existing customers. Future competition may result in price reductions, reduced margins or loss of sales which in turn would have a material adverse effect on the Company's business, results of operations and financial condition.


Dependence Upon Sales Force And Other Channels Of Distribution.
------------------------------------------------------------

  Rational currently distributes its products primarily through field sales personnel teamed with highly trained technical support personnel. Rational believes that a high level of technical consulting, training and customer support is essential to maintaining its competitive position, and has found that the ability to deliver a high level of technical consulting, training and customer support is an important selling point with respect to its products. While complementary to Rational's products, the services provided by these personnel have historically yielded lower margins for Rational than the Company's product business. If these services constitute a higher proportion of total revenues in the future, the Company's margins will be adversely affected. Rational markets and sells its products and services directly through its major accounts field operations, its telesales organizations, and use of its website, and indirectly through channels such as VARs and distributors. There can be no assurance that such channels will be successful in increasing sales of the Company's products or in reducing its sales costs on a percentage basis.


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

  A traditional means of retaining employees following declines in a corporation's stock price, such as those experienced recently by Rational, is to re-price "underwater" stock options, both to offer an equity incentive to existing employees and to avoid inequities relative to new employees offered lower-priced options. On November 4, 1997 the Company's board of directors approved a program enabling the Company to re-price stock options for most employees. The re-priced options are subject to additional lock-up and repurchase restrictions. Certain members of the company's senior management team were not eligible to participate in the repricing program. To the extent that options held by members of senior management remain underwater, these options may not serve as an incentive to retain these individuals. The departure of one or more members of the senior management team could have a material adverse effect on the Company's business, results of operations and financial condition.


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

  To achieve and manage continued growth, the Company must continue to expand and upgrade its information technology infrastructure and its scalability, including improvements to various operations, financial and management information systems. In addition, the Company believes that to remain competitive it must significantly expand its capabilities for electronic commerce. Improving management systems and infrastructure and building electronic commerce capabilities will require that the Company recruit and retain highly qualified technical personnel, and such personnel resources are extremely scarce in the areas where the Company operates. Failure to improve management infrastructure and build electronic commerce capabilities for future growth would materially and adversely affect the Company's business, competitive position, and results of operations and financial condition. See"--Dependence on Key Personnel".

Risk of Software Defects
------------------------

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


Risks Associated with International Operations.
----------------------------------------------

  International sales accounted for approximately 28%, 32%, and 31% of Rational's revenues in fiscal 1995, 1996 and 1997, respectively, and represented 34% for the nine months ended December 31, 1997. Rational expects that international sales will continue to account for a significant portion of the Company's revenues in future periods. International sales are subject to inherent risks, including unexpected changes in regulatory requirements and tariffs, unexpected changes in global economic conditions, difficulties in staffing and managing foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax consequences, price controls or other restrictions on foreign currency, difficulties in obtaining export and import licenses, costs of localizing products for foreign markets, lack of acceptance of localized products in foreign markets, and the efforts of high local wage scales and other expenses. Any material adverse effect on the Company's international business would be likely to materially and adversely affect the Company's business, operating results and financial condition as a whole. Rational's international sales are generally denominated in foreign currencies. Rational has engaged in only limited hedging activities. Gains and losses on the conversion of foreign payments into U.S. dollars may contribute to fluctuations in the Company's results of operations. Although the Company has not experienced a material adverse impact to date from fluctuations in foreign currencies, there can be no assurance that the Company will not experience a material adverse impact on its financial condition and results of operations from fluctuations in foreign currencies in the future.


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

  Rational also relies on certain software that it licenses from third parties, including software that is integrated with internally developed software and used in its products to perform key functions. There can be no assurance that these third-party software licenses will continue to be available to the Company on commercially reasonable terms, or that the software will be appropriately supported, maintained or enhanced by the licensors. The loss of licenses to, or inability to support, maintain and enhance any of such software could result in increased costs, or in delays or deductions in product shipments until equivalent software could be developed, identified, licensed and integrated, which would materially adversely affect the Company's business, operating results and financial condition. In addition, Rational licenses certain of its technology to its development partners. There can be no assurance that such partners' use of the technology will be complementary to Rational's strategies or that such partners will not use such technology to develop and market competing products in the future.


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

ITEM 1 - Legal Proceedings

The following actions have been filed against the Company, two of its officers, and Cowen & Company; Randall v. Rational Software Corporation, et al., No. C 97-03740 (N.D. Cal.); Sachs v. Rational Software Corporation, et al., No. C-97-3845 (N.D. Cal.); Kalapa v. Rational Software Corporation, et al., No. C-97-4028 (N.D. Cal); Weiner, et al v. Rational Software Corporation et al., No. C-97-21086 (N.D. Cal.); Seiger v. Rational Software Corporation, et al., No. 97-CV-7011 (E.D.N.Y.); Dolnick v. Rational Software Corporation, et al., No. 98-CV-0268 (E.D.N.Y.); Lynch v. Rational Software Corporation, et al., No. CA-97-2081-A (E.D. Va.). The actions are putative shareholder class action lawsuits, and the complaints are virtually identical. The complaints allege that defendants violated Sections 10(b) and 20A of the Securities Exchange Act of 1934 through the selective disclosure of material inside information regarding the Company's prospects, and seek damages on behalf of a class of shareholders who purchased the Company's common stock on October 8, 1997. Defendants have filed motions to transfer all pending cases to the Northern District of California. Those motions have not been decided. The cases are in preliminary stages. The Company believes that the lawsuits are without merit and intends to defend the cases vigorously.

ITEM 2 - Changes in Securities and Use of Proceeds

(a) Effective November 17, 1997 and pursuant to a repricing plan announced on November 4, 1997, the Company entered into agreements with certain of its employees (the "Repricing Agreements") to reprice (at the closing price for the Company's Common Stock on November 14, 1997) such employees' stock options with exercise prices higher than the closing price for the Company's Common Stock on November 14, 1997. The closing price for the Company's Common Stock on November 14, 1997 was $10.00. Options to purchase a total of 6,808,183 shares were repriced pursuant to the Repricing Agreements. All of the Company's employees were entitled to participate in the repricing, except Paul
D. Levy, Michael T. Devlin, Robert T. Bond, David Bernstein, John R. Lovitt and Robert Dickerson. In addition, members of the Company's Board of Directors and consultants of the Company were not allowed to participate in the repricing. Pursuant to the Repricing Agreements, each employee participating in the repricing agreed to certain limitations on the disposition of, and granted the Company certain rights of repurchase with respect to, shares subject to repriced options. The foregoing discussion is qualified in its entirety by reference to the form of Repricing Agreement filed with this Report as Exhibit 4.1, which is incorporated herein by reference.

ITEM 6 - Exhibits and Reports on Form 8-K

(a)  Exhibit 4.1:  Repricing Agreement

     Exhibit 11.1:  Statement of Computation of Net Income per Common Share

     Exhibit 27:  Financial Data Schedule

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

            RATIONAL SOFTWARE CORPORATION



            by: /s/ Timothy A. Brennan
                --------------------------------------------
                Timothy A. Brennan
                Senior Vice President
                Chief Financial Officer and Secretary


                          February 10, 1998