Form 10-K
period 1998-03-31
RATIONAL SOFTWARE CORP
filed 1998-06-01
CIK 722056

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K
    [X]                          ANNUAL REPORT
                        PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED MARCH 31, 1998

    [_]                        TRANSITION REPORT
                        PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ________ TO _______ .

                        COMMISSION FILE NUMBER 0-12167

                         RATIONAL SOFTWARE CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                    54-1217099
    (STATE OR OTHER JURISDICTION OF                      (I.R.S EMPLOYER
     INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NUMBER)
         18880 HOMESTEAD ROAD,
             CUPERTINO, CA                                  95014-0721
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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                              YES [X]     NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  At May 28, 1998, the aggregate market value of Registrant's voting stock held by nonaffiliates was $1,292,084,000. For the purposes of the preceding sentence only, "affiliates" is deemed to consist of executive officers and directors. At May 28, there were 86,499,328 shares of the Registrant's $0.01 par value Common Stock outstanding. (This number does not include the 2,955,500 shares which were repurchased by the Company between April 29, 1998 and May 28, 1998).

  Unless indicated otherwise, all Common Stock share numbers and prices have been adjusted to reflect Rational Software Corporation's May 1995 3:1 reverse stock split and July 1996 1:2 forward stock split, accomplished by means of a stock dividend.

  Unless indicated otherwise, all financial information has been restated to reflect Rational Software Corporation's acquisitions of SQA, Inc., and Pure Atria Corporation, accounted for as poolings of interests.

  Certain sections of the Registrant's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders to be held on July 16, 1998, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                    AN INDEX TO EXHIBITS BEGINS ON PAGE 56.

  The statements contained in this 10-K include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. Such forward-looking statements include without limitation statements regarding product development plans and schedules, relationships with strategic partners and other third parties, and trends in overall revenue, revenue mix, expenses, and other financial statement items. Rational's actual future results could differ materially from those projected in the forward-looking information. Factors that could cause actual results to differ materially include, without limitation, those identified in "Factors That May Affect Future Results" below.

PART I

ITEM 1--BUSINESS

  Rational Software Corporation (Rational or the Company) is the author of the Unified Modeling Language (UML) and an industry leader and standards-setter in software development. Rational's mission is to ensure the success of customers who depend on their ability to develop software. Rational unifies proven principles of software development, tools, and services into what it believes are best practices that unite developers, analysts, designers, quality engineers, and project managers in improving software timeliness, reliability, and return on investment. Rational's integrated family of tools supports requirements management, visual modeling, testing, and configuration and change management. Rational's extensive range of professional services accelerates customers' ability to apply the principles and tools on their projects.

INDUSTRY BACKGROUND

 General

  Software permeates products and processes encountered in almost every aspect of daily life. Many companies base their businesses on enterprisewide information systems that are increasingly built as distributed systems exploiting a company-specific intranet or the Internet. Software is at the core of business applications ranging from equity-trading systems to inventory management. The telecommunications business is highly dependent on software in areas as diverse as call routing, switching, rate setting, and billing. Software is the central element of command-and-control systems in submarines and military aircraft. Software governs the operation of machines from ordinary office copiers and cellular phones to life-saving medical devices. As organizations seek competitive advantage by exploiting the ongoing improvements in microprocessor technology and the emergence of new computing platforms, software is becoming more pervasive and more sophisticated. The success of businesses around the world depends increasingly on their ability to construct and modify software systems that match their changing business needs.

  Traditional software-development techniques have not kept pace with advances in computer processor technology, with the development of new platforms such as the Internet or company-specific intranets, or with the general demand for distributed software systems such as multitiered client/server applications. Software, therefore, has increasingly become the constraint on performance, quality, and time-to-market for many organizations. The ability to quickly and cost-effectively create complex software applications that perform as desired and that are easy to maintain and reuse in related applications and products can be a critical competitive differentiator. As the number and complexity of software applications continue to expand, it is becoming increasingly important for businesses to migrate to a more effective approach to software development.

  Component-based development is a way of constructing software systems by combining and integrating preengineered and pretested software components. Component-based development has emerged as a powerful technique to simplify the construction of software systems and to improve their quality. Software components can be designed, developed, and tested once, and then combined multiple times by other users to create new software systems in a manner analogous to combining hardware integrated circuits to create a new electronic device. By increasing software reuse, this approach reduces the amount of source code that must be created in connection with the development of a new software system, helping to reduce risk, time-to-market, and cost, as well as to improve the quality of the resulting software.

PRODUCTS AND SERVICES

  Rational supports component-based development with an extensive family of software products covering critical phases of the software-development lifecycle, from initial analysis of requirements through detailed design, coding, testing, debugging, and maintenance. Rational's products support individual designers and developers, development teams, and project managers. The major components of Rational's product line are RequisitePro for requirements management; Rational Rose for visual modeling; Purify, Quantify, PureCoverage, SQA Suite, Rational Visual Test, and preVue-C/S for various aspects of automated testing; ClearCase, ClearCase MultiSite, ClearCase Attache, ClearDDTS, and ClearQuest for configuration and change management; and Rational Apex for managing development teams and the components they generate. These tools work together to enable customers to employ proven principles of effective software development throughout the project lifecycle.

 RequisitePro: Requirements-Management Tool

  RequisitePro is a family of products that help users define and manage the formal requirements for their software systems. RequisitePro runs on Windows-based PCs and makes use of Microsoft Word and Microsoft Access. RequisitePro allows users to collect and organize textual descriptions of software requirements in the form of structured documents, which can be queried later.

 Rational Rose: Visual Modeling Tools

  Rational Rose is a software-engineering tool that allows users to visually model and document the structure and behavior of their software systems. The Rational Rose product line supports major platforms, including UNIX, Windows 95, and Windows NT, and implementation languages, including C++, Visual Basic, Java, Forte, PowerBuilder, and Ada, that are widely used today.

 Automated Testing Tools

  Rational's solution for automated testing focuses on helping users verify the reliability of their software, the correct functionality of their software, the performance of their software, and the performance of the overall system (including databases and middleware) of which their software is a part. Rational's automated testing solution helps users deliver software of higher quality more quickly and at lower cost.

  Purify (for UNIX), Purify for Windows NT, and PureCoverage help users verify the reliability of their software. Purify and Purify for Windows NT employ patented object-code insertion (OCI) technology on users' executable code and automatically detect many common runtime errors. Users can fix the problems in their source code, guided by the precise information provided by Purify and Purify for Windows NT. PureCoverage also employs OCI technology to analyze users' executable code and to report which parts of the code have not been executed and tested. Using this information, users can develop more complete test suites and deliver more reliable software.

  SQA Suite verifies whether client/server software has the proper functionality--in other words, that it does what was intended. SQA Suite includes: SQA Robot, which allows users to create and run automated tests; SQA Manager, which allows users to plan, manage, and measure the progress of testing projects; SQA LoadTest, which allows users to test client/server applications under different load, stress, and multiuser scenarios; and SQA Process, which is a methodology for the automated testing of Windows client/server applications.

  Rational Visual Test, an automated, language-independent, software-testing tool, is designed to test proper software functionality by rapidly creating tests for applications of virtually any size and created in any implementation language by capturing those tests for later reuse. These capabilities enhance the ability of organizations to deploy applications for the Windows 95 and Windows NT operating systems. Rational Visual

Test is integrated with Microsoft Developer Studio, a desktop development environment. Rational acquired Visual Test on October 2, 1996, from Microsoft.

  Quantify (for UNIX) and Visual Quantify (for Windows NT) help verify software performance by measuring where time is spent during software execution and by providing users with accurate data on potential performance bottlenecks. This data tells users what portions of the application need to be tuned or revised to improve performance.

  The preVue family of products helps to automate software load and stress testing, which verifies that a software application will perform properly in the face of a given load, as measured by the number of simultaneous users or the level of computer network traffic. Thus preVue helps users verify that their software will perform as desired once it is deployed. The preVue family runs on UNIX-based workstations and is integrated with major commercial database management systems such as Oracle.

 Configuration and Change Management

  Rational's configuration and change management products provide comprehensive support for developers and development teams working in parallel on a shared set of project artifacts, such as source code, binary files, models, requirements documents, test cases, reports, and so on. ClearCase provides secure and reliable access to all project artifacts, allowing teams to share these artifacts and work in parallel, making changes simultaneously, without interfering with one another's work. ClearCase maintains a full audit trail of who changed what, when, where, and why, manages multiple versions of software and software systems, and reliably performs builds of software systems. ClearCase MultiSite supports geographic distribution of software-development teams working on a shared set of artifacts. ClearCase Attache allows access from a Windows client to ClearCase on UNIX or Windows NT. ClearDDTS (for UNIX) and ClearQuest (for Windows NT) allow users to manage requests for changes (such as error reports or requests for enhancement) and to track their progress during the development process.

 Rational Apex: Integrated Development Environment Tools

  Rational Apex is a software-engineering environment for control of software projects. It effectively controls large-scale development efforts, helping customers improve time-to-market while reducing risk and cost. It also makes large-scale software reuse possible by directly managing software architecture, significantly improving the efficiency of the overall software-development process. Rational Apex runs on UNIX platforms and is available in versions that support the C/C++ and Ada programming languages for UNIX, Windows NT, and embedded applications.

 Technical Consulting and Customer-Support Services

  Rational's services include consulting and training that enable customers to adopt advanced software- development processes and to use component-based development effectively. Consulting services range from helping customers implement large-scale software reuse to working with customers to develop the right architecture for their software systems to helping customers' development teams work through the first few iterations of the controlled iterative development process. Rational also offers several standard consulting packages and training courses that assist customers in the implementation of controlled iterative development and the use of component-based development. Rational also offers a support program that entitles a licensee to receive all enhancements and upgrades to the licensed product that are published in the succeeding 12-month period, as well as certain other support services.

RECENT ACQUISITIONS

  For a listing of recent acquisitions by the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operations:
Overview: Recent Acquisitions."

BUSINESS ALLIANCE WITH MICROSOFT

  On October 2, 1996, Rational and Microsoft announced the formation of a business alliance that consisted of Rational's acquisition of Microsoft's Visual Test product, technology cross-licensing, joint development projects, and joint marketing programs.

  In connection with this alliance, Rational acquired from Microsoft the Visual Test product, a leading software-testing tool.

  The cross-licensing element of the alliance includes a five-year license to Rational to develop and distribute, as part of Rational's products, Microsoft's Developer Studio, an integrated development environment for Windows 95 and Windows NT.

  Rational has entered into a two-year agreement to develop a visual modeling product, including certain elements of Rational Rose, for distribution in certain Microsoft development tools that run on Windows 95 and Windows NT. Rational will be obligated to provide timely product updates to maintain compatibility with changes in Microsoft operating systems. Following expiration of the agreement, Microsoft will have the option to obtain a perpetual, nonexclusive right to source code for the product, including certain aspects of Rational Rose technology.

  Rational's objective in acquiring the Visual Test product and partnering with Microsoft is to extend Rational's product line and to increase the use of component-based development by providing visual modeling capabilities to developers using Microsoft's visual tools. In addition, Rational believes that its arrangement with Microsoft has exposed Rational's technology to potential customers outside of its historical customer base. Rational expects that continued changes in its pricing models and combinations of features within product lines will be required to encourage these potential customers to purchase Rational products. Rational's objective in entering into the cross-licensing arrangements with Microsoft was not to generate direct product revenue from Microsoft, and Rational does not expect such arrangements to directly result in a material increase in product revenue.

  See "Factors That May Affect Future Results: Business Alliance with Microsoft; Acquisition of Visual Test; Licensing of Rational Rose Technology to Microsoft."

PRODUCT DEVELOPMENT

  Rational believes that its success will depend largely on its ability to enhance existing products and develop new products that meet the needs of a rapidly evolving marketplace and increasingly sophisticated and demanding customers. Rational intends to extend and strengthen its lifecycle support for component-based development by expanding its product offerings, introducing new products, and offering higher levels of integration between its products. Rational uses its own software processes and tools extensively in its own software-development activities. Although Rational has primarily developed products internally, it may, based on timing and cost considerations, acquire technologies or products from third parties.

  Rational's research and development staff, including product development, product support, and technical writing personnel, consists of 626 employees as March 31, 1998. Rational's total research and development expenses were approximately $61.6 million, $47.2 million, and $33.8 million in fiscal years 1998, 1997, and 1996, respectively. As a result of the Company's mergers with Pure Atria and SQA, accounted for as poolings of interests, research and development costs are presented on a combined basis for all periods shown.

CUSTOMERS AND APPLICATIONS

  More than 265,000 licenses of Rational's software products, exclusive of Rational Visual Test but inclusive of SQA Suite, have been sold to more than 21,000 customers worldwide. No single customer accounted for 10% or more of revenues in fiscal 1998. Rational's comprehensive solution of software-development tools and professional services is used by major organizations in many industry segments to design, build, and maintain complex software systems.

SALES AND MARKETING

  Rational markets and sells its products and services directly through telesales field operations, sales organizations, and the World Wide Web and indirectly through channels such as value-added resellers (VARs) and distributors.

  Rational's direct selling approach couples sales of its integrated software tools with high-value technical consulting services. Rational has established a major-account direct sales and technical consulting organization in the United States, Canada, Europe, and the Asia/Pacific/Latin America region.

  Rational's sales, marketing, and professional services organization consists of 861 individuals, operating out of corporate headquarters in Cupertino, California, and from field offices in other locations throughout North America, the United Kingdom, France, Germany, Sweden, The Netherlands, Belgium, Switzerland, Australia, Hong Kong, Taiwan, India, South Korea, New Zealand, Japan, and Brazil. Rational's direct international operations are staffed almost exclusively by local personnel. Rational also has distributors and resellers in North America, Europe, and Asia Pacific.

  In support of its sales efforts, Rational's marketing department conducts comprehensive programs, which include maintenance of an extensive World Wide Web site, an electronic subscription service for news announcements about Rational, print advertising, direct mail, public relations, trade shows, and ongoing customer communications programs. Rational also keeps its customers informed of advances in the field through technical papers and other mailings.

  The Company also has an extensive set of relationships with independent software vendors (ISVs) including Microsoft, PeopleSoft, and Oracle. These companies work closely with Rational on marketing and technology programs, providing customers with a comprehensive, easy-to-use development and testing solution. The marketing relationships often involve one or more of the following programs: joint advertising campaigns, exchange of mailing lists, reciprocal use of logos in marketing literature, and joint promotions, seminars, or trade-show presentations.

  International sales accounted for approximately 34%, 27%, and 27% of the Company's revenues in fiscal 1998, 1997, and 1996, respectively, and the Company expects that international sales will continue to account for a significant portion of the Company's revenues in the future. International sales are subject to inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax consequences, price controls or other restrictions on foreign currency, and difficulties in obtaining export and import licenses. Any material adverse effect on the Company's international business would be likely to materially and adversely affect the Company's business, operating results, and financial condition as a whole. The Company's international sales are generally denominated in local currencies. From time to time, the Company enters into short-term forward exchange contracts to hedge against the impact of foreign currency fluctuations on accounts receivable denominated in local currencies. Gains and losses on the conversion of foreign payments into U.S. dollars may contribute to fluctuations in the Company's results of operations. Although the Company has not experienced any material adverse impact to date from fluctuations in foreign currencies, there can be no assurance that the Company will not experience a material adverse impact on its financial condition and results of operations from fluctuations in foreign currencies in the future. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations: Overview: Revenue: International Sales."

PRODUCT PRICING

  Rational's software licenses are normally perpetual, fully paid-up floating or node-locked licenses. Floating licenses limit the number of simultaneous users on a network instead of being associated with a specific user or computer. Node-locked licenses limit a software license to a single computer. Rational also offers other kinds of licenses, such as project licenses that provide selected Rational tools to all the developers working on a specific project.

  The bulk of Rational's net product revenue in fiscal 1998 was derived from sales of its ClearCase, Rational Rose, testing, and Rational Apex product families. A ClearCase license is $3,000 on UNIX or Windows NT. Elements of the Rational Rose family range in price from $495 for a single-user PC version of Rational Rose, to $3,600 for Rational Rose 98 Enterprise Edition on a PC, to $8,400 for a floating license of Rational Rose/C++ on a UNIX workstation. Rational's Purify, Quantify, and PureCoverage products range in price from about $500 to $2,000, depending on platform and specific combination. Elements of SQA Suite, available on Windows, range from $1,395 for SQA Manager to $3,295 for SQA Suite Team Test Edition. The price of preVue ranges beyond $100,000 for a high-capacity version. Elements of the Rational Apex family range in price from $22,000 for a Rational Apex Ada license on UNIX to $35,000 and above for an embedded-systems version of Rational Apex. Rational's products are often sold in multiple quantities to teams of software developers working together in a client/server environment. Rational offers standard discounts based on dollar volume in a single-purchase order.

  Rational also offers a support program that entitles a licensee to receive all enhancements and upgrades to the licensed product that are published in the succeeding 12-month period, as well as certain other support services. Annual fees for support generally range from 15% to 20% of the software license fee.

  Rational's packaged training courses are offered in the form of open-enrollment public courses and in-house courses at customer facilities, which range from $1,750 per person for a typical four-day course to between $3,000 and $12,500 for in-house courses, depending on the length of the course and the maximum number of students in the class. Rational's packaged consulting services range from approximately $50,000 to several hundred thousand dollars. Custom consulting generally is priced on a time-and-materials basis.

  See "Factors That May Affect Future Results: Adverse Impact of Promotional Product Versions on Actual Product Sales."

COMPETITION

  The industry for tools for automating software application development and management is extremely competitive and rapidly changing. Rational expects to continue to experience significant and increasing levels of competition in the future. Bases of competition include corporate and product reputation, innovation with frequent product enhancement, breadth of integrated product line, the availability of integrated suites and bundles, product architecture, functionality and features, product quality, performance, ease of use, support, availability of technical consulting services, and price. Rational faces intense competition for each product in its product lines, generally from both Windows and UNIX vendors. Because individual product sales are often the first step in a broader customer relationship, Rational's success will depend in part on its ability to successfully compete with numerous competitors at each point in its product line.

  Rational faces competition from software-development tools and processes developed internally by customers, including ad hoc integrations of numerous standalone development tools. Customers may be reluctant to purchase products offered by independent vendors such as the Company. As a result, the Company must educate Prospective customers about the advantages of the Company's products versus internally developed software-quality systems.

  Rational faces competition from, among others, Intersolv, Inc., Platinum Technology, Inc., Select Software Tools plc, Cayenne, Oracle, IBM Corporation
(IBM), Sun Microsystems, and Sybase Inc., as well as numerous privately held tool suppliers offering traditional CASE tools that compete with the Rational Rose approach to visual modeling and component-based development. Rational's RequisitePro requirements-management product faces competition from companies such as GEC-Marconi. Rational's software-testing tools--Purify, Quantify, PureCoverage, SQA Suite, Rational Visual Test, and preVue--face competition from Compuware, Mercury Interactive Corporation, Segue Software, Inc., Intersolv, Inc., Computer Associates, Platinum Technologies,

Terodyne, Cyrano, SQL Bench International, Inc., and several private companies offering testing-automation tools. Microsoft, Compuware, Oracle, Sybase, and several of the major UNIX platform vendors, including Sun Microsystems, Hewlett Packard, Digital Equipment Corporation, Silicon Graphics, Inc., and IBM, also compete with Rational with respect to software-quality products and testing tools, with testing products customized to certain of their other software products. Rational Apex for C/C++ faces competition from, among others, major UNIX platform vendors such as Sun Microsystems, Hewlett-Packard, and Digital Equipment Corporation, which have C/C++ compilers and debuggers and in some cases programming environments for their platforms. In addition, numerous privately held companies offer compilers, debuggers, and programming environments that compete with Rational Apex. Rational's ClearCase, ClearDDTS, and ClearQuest product line faces competition from various suppliers offering products with configuration and change management functions, including Continuous Software Corporation, StarBase Corporation, Hewlett Packard, True Software, SQL Software, LTD., Intersolv, Inc., Sun Microsystems, and IBM. The Rational Apex Ada product line faces competition from Aonix, Green Hills Software, Inc., and a large number of other suppliers offering Ada products for native and embedded systems.

  The Company also experiences competition with respect to a number of its products, both from utilities commonly bundled with versions of operating systems and from standalone product offerings. For example, versions of UNIX are commonly bundled with utilities (such as SCCS and RCS) that provide version control, which is part of the functionality provided by ClearCase. Some system vendors, such as Sun, already have products, such as Workshop, that provide features similar to those in Purify or others of the Company's products and would compete directly with such products if offered on a standalone basis. The Company's recently announced ClearQuest defect-tracking product is expected to compete with products from LBMS, Inc., which was recently acquired by Platinum Technology, Inc. There can be no assurance that Sun, which has a license to some of the Company's patents, will not introduce standalone products that compete with the Company's products. Companies offering products competitive with Rational Summit and ClearCase in the UNIX marketplace include Sun, which offers TeamWare, IBM, which offers Configuration Management/Version Control (CMVC), Computer Associates (CA) through its acquisition of LEGENT Corporation, which offers the Endeavor WSX product, and Platinum through its acquisition of Softool Corp., which markets CCC Harvest. In addition, there are several smaller, privately held companies that market competitive products, including Continuous Software Corporation, which markets Continuus/CM. Other companies have offered version control or configuration management products outside the UNIX market. Companies in this category include CA, Intersolv, and Microsoft. CA has a large installed base of its configuration management product on IBM mainframes. Intersolv has a large installed base of DOS and Windows software developers. In 1994, Microsoft acquired OneTree Software, which offers a version control product. The Company expects additional competition from other established and emerging companies.

  Rational believes that the major competitive factors in its markets are corporate and product reputation, breadth of coverage by an integrated product line, product architecture, functionality and features, product quality, performance, ease of use, quality of support, availability of technical consulting services, and price. Rational believes that its combination of an integrated family of products supporting component-based development throughout the software-development lifecycle and its emphasis on controlled iterative development, visual modeling, and an architecture-driven process, coupled with its extensive major-account direct sales and technical consulting organization and the supporting channels such as telesales, VARs, distributors, and the World Wide Web helps it compete.

  Rational believes that the increased level of competition it observed in fiscal 1998 will continue to increase. Certain of Rational's competitors are more experienced than Rational in the development of software-engineering tools, databases, or software-development products. Some of Rational's competitors have, and new competitors may have, larger technical staffs, more established distribution channels, and greater financial resources than Rational. There can be no assurance that either existing or new competitors will not develop products that are superior to Rational's products or that achieve greater market acceptance. Rational's future success will depend in large part on its ability to increase its share of its target markets and to license additional products and product enhancements to existing customers. Future competition may result in price reductions, reduced margins, or loss of sales, which in turn would have a material adverse effect on the Company's business, results of operations, and financial condition.

INTELLECTUAL PROPERTY

  Rational regards its software as proprietary and attempts to protect it under a combination of copyright, trademark, and trade-secret laws, employee and third-party nondisclosure agreements, and other methods of protection. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of Rational's products or to reverse engineer or obtain and use information Rational regards as proprietary. Although Rational's competitive position may be affected by its ability to protect its proprietary information, Rational believes that trademark and copyright protections are less significant to Rational's success than other factors, such as trade-secret protection, the knowledge, ability, and experience of Rational's personnel, name recognition, and ongoing product development and support.

  Rational's software products are generally licensed to end users on a right-to-use basis pursuant to a perpetual license. Rational licenses its products primarily under "shrink wrap" licenses (that is, licenses included as part of the product packaging). Shrink-wrap licenses are not negotiated with or signed by individual licensees and purport to take effect upon the opening of the product package. Certain provisions of such licenses, including provisions protecting against unauthorized use, copying, transfer, and disclosure of the licensed program, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some countries do not protect Rational's proprietary rights to the same extent as the laws of the United States.

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

EMPLOYEES

  As of March 31, 1998, Rational employed 1,743 full-time personnel, including 626 in product development and support, 861 in sales, marketing, and technical consulting, and 256 in finance and administration. Rational's employees are not represented by any collective bargaining organization, and Rational has never experienced a work stoppage. Rational believes its success will depend in part on its continued ability to attract and retain highly qualified personnel in a competitive market for experienced and talented software engineers and sales and marketing personnel.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of the Registrant are as follows:

  NAME                                                   POSITION
  ----                                                   --------
Paul D. Levy......................... Chairman and Chief Executive Officer
Michael T. Devlin.................... President
David H. Bernstein................... Senior Vice President and General Manager,
                                       Products
Timothy A. Brennan................... Senior Vice President, Chief Financial
                                       Officer, and Secretary
Robert H. Dickerson.................. Senior Vice President and General Manager,
                                       Products
Kevin J. Haar........................ Vice President, North American Field
                                       Operations
John R. Lovitt....................... Senior Vice President, Worldwide Field
                                       Operations
Joseph N. Marasco.................... Senior Vice President, Operations

  Paul D. Levy, age 42, cofounded Rational in 1981. He is currently Chairman of the Board and Chief Executive Officer. Before September 1996, Mr. Levy served as President and Chief Executive Officer of Rational. Mr. Levy is the son-in-law of James S. Campbell, member of Rational's Board of Directors.

  Michael T. Devlin, age 43, cofounded Rational in 1981. He is currently President and a Director. Before September 1996, Mr. Devlin served as Chairman of the Board of Rational.

  David H. Bernstein, age 46, joined Rational in 1982 as Vice President, Product Development. In 1991, Mr. Bernstein was named Vice President and General Manager of the Ada business unit. Mr. Bernstein was named Vice President and General Manager, Object Technology Products, and Senior Vice President and General Manager, Object Technology Products, in 1994 and 1995, respectively. In May 1996, Mr. Bernstein was named Senior Vice President and General Manager, Products.

  Timothy A. Brennan, age 42, joined Rational as Corporate Controller in 1994. In 1995, he was promoted to Vice President, Finance and Administration. In January 1998, Mr. Brennan was named Senior Vice President, Chief Financial Officer, and Secretary. From 1987 to 1994, Mr. Brennan held various financial management and controllership positions with the ASK Group, Inc.

  Robert Dickerson, age 41, is Senior Vice President and General Manager, Products. He joined Rational in 1994 as Vice President, Developer and Performix Products Groups. Prior to that, Mr. Dickerson was Senior Vice President, Client/Server Division of Borland International.

  Kevin J. Haar, age 41, is Vice President, North American Field Operations. He joined Rational in 1986 as an account representative in the field sales force. Since then, he has held a number of positions, most recently Vice President, Major Accounts, North American Field Operations.

  John R. Lovitt, age 53, joined Rational as a regional manager responsible for sales and marketing in 1986. In 1990, he was promoted to Vice President, and subsequently to Senior Vice President, North American Field Operations. In November 1996, Mr. Lovitt was promoted to Senior Vice President, Worldwide Field Operations, where he is responsible for worldwide field sales and marketing and technical services.

  Joseph N. Marasco, age 52, is Senior Vice President, Operations. He joined Rational in 1986 as a product manager. Since then he has held a number of positions in Rational, most recently, Vice President and General Manager, Programming Environments.

FACTORS THAT MAY AFFECT FUTURE RESULTS

 Risks Associated with Recent and Future Acquisitions

  Rational acquired Pure Atria Corporation (Pure Atria) on July 30, 1997, with the expectation that the acquisition would result in long-term strategic benefits. The realization of these anticipated benefits will continue to depend in part on whether the companies' operations can be integrated in an efficient and effective manner. There can be no assurance that this will occur. The successful integration of Pure Atria's operations into Rational continues to require, among other things, integration of the companies' respective product offerings and coordination of the companies' sales and marketing efforts and research and development efforts. Successful integration of the companies' respective sales forces will continue to require sales personnel to become familiar with the sales cycles and sales approaches required for products recently added to their portfolios, and any failure to do so may result in sales delays and decreased revenues for the Company. It is possible that the continued integration of the companies' respective products and the creation of integrated bundles and suites may not be accomplished in a timely manner or may prove to be technologically infeasible. The difficulties of integrating the two companies' respective operations is compounded by the fact that each company had significant operations on both the East Coast and the West Coast of the United States and in a number of other countries. The acquisition of Pure Atria has been accounted for as a pooling of interests. Accordingly, if such accounting treatment were to be nullified for any reason, it would materially and adversely affect Rational's reported earnings and, potentially, its stock price.

  In addition to the acquisition of Pure Atria, during approximately the past three years, Rational has made a number of strategic acquisitions, including SQA, Inc., Performance Awareness Corporation, Requisite, Inc., Softlab AB, and Software 9000 in the quarter ended March 31, 1997, the Visual Test product from Microsoft in October 1996, and other acquisitions in earlier periods. Rational has recently acquired 19.9% of the outstanding capital stock of ObjecTime, Ltd. Acquisitions result in the diversion of management's attention from day-to-day operations and include numerous other risks, including difficulties in the integration of operations, products, and personnel. To the extent that acquisitions have in the past resulted, or may in the future result, in a diversion of resources or that efforts to integrate recent and future acquisitions fail, there could be a material adverse effect on Rational's business, results of operations, and financial condition. Acquisitions have the potential to result in dilutive issuances of equity securities, the incurrence of debt, and amortization expenses related to goodwill and other intangible assets. Rational's management has historically evaluated on an ongoing basis the strategic opportunities available to the Company. Rational may in the near-term or long-term future pursue acquisitions of complementary products, technologies, or businesses.

 Fluctuations in Operating Results

  Revenue in any quarter is substantially dependent on orders booked and shipped in that quarter. Because staffing and operating expenses are based on anticipated revenue levels and a high percentage of the costs are fixed, small variations in the timing of the recognition of specific revenues could cause significant variations in operating results from quarter to quarter. Historically, the Company has earned a substantial portion of its revenues in the last weeks of the quarter. To the extent these trends continue, the failure to achieve such revenues in the last weeks of any given quarter will have a material adverse effect on the Company's financial results for that quarter. The Company's revenue is difficult to forecast because Rational's sales cycles, from initial evaluation to purchase, vary substantially from customer to customer and from product to product and because the markets for Rational's products are rapidly evolving. In addition, the Company's results will be affected by the number, timing, and significance of new product announcements by it and its competitors, its ability to develop, introduce, and market new, enhanced, and integrated versions of its products on a timely basis, the level of product and price competition, changes in operating expenses, changes in average selling prices and product mix, any changes in its sales incentive strategy, the experience level of and any changes in sales personnel, any changes in sales cycles, the mix of direct and indirect sales, product returns, and general economic factors, among others. The Company's sales will also be sensitive to existing and prospective customers' budgeting practices, global economic conditions, and potential cutbacks in U.S. defense spending, which has historically been a significant factor for Rational.

  Unanticipated expenses associated with the integration of Rational and Pure Atria may arise, or the Company may incur additional material charges in subsequent quarters to reflect additional costs associated with the integration of the two companies. Total costs associated with such transactions resulted in an operating loss and a net loss for the Company's fiscal year ended March 31, 1998, and could negatively impact financial results in future periods for the reasons discussed above.

  Although Rational has experienced growth in revenues in recent years, there can be no assurance that, in the future, Rational will sustain revenue growth or be profitable on a quarterly or annual basis. Further, the revenues and operating income (exclusive of nonrecurring operating, restructuring, and merger-related expenses) experienced by Rational in recent quarters are not necessarily indicative of future results, and period-to-period comparisons of Rational's financial results should not be relied on as an indication of future performance. Fluctuations in operating results have previously and may continue to result in volatility in the price of Rational's common stock.

  Due to all of the foregoing factors, it is possible that in some future quarter, Rational's operating results will be below the expectations of public market analysts and investors. In such event, the price of Rational's common stock would likely be materially adversely affected, and significant declines in stock prices frequently result in costly and lengthy securities litigation, with its attendant costs, distraction, and liability exposure.

 Volatility of Stock Price

  The market price of the Company's common stock has been, and is likely to continue to be, volatile. Factors such as new product announcements or changes in product pricing policies by the Company or its competitors, quarterly fluctuations in the Company's operating results, announcements of technical innovations, announcements relating to strategic relationships or acquisitions, changes in earnings estimates by analysts, and general conditions in the software-development market, among other factors, may have a significant impact on the market price of the Company's common stock. Should the Company fail to introduce products on the schedule expected, the Company's stock price could be adversely affected.

  Any shortfall in anticipated operating results could have an immediate and significant adverse effect on the market price of the Company's common stock. Potential business synergies, if achieved, of Rational and Pure Atria may not offset any such dilution. Further, the Company incurred substantial merger-related charges in the quarter ended September 30, 1997. Although Rational entered into the merger with the expectation that it would be accretive in the long term, the merger has been dilutive in the initial periods following its effective time, and there can be no assurance as to when the merger will become accretive, if ever. Any failure of the Pure Atria merger to meet expectations as to potential business synergies or any failure of the Pure Atria merger to be accretive in any quarter could have an immediate and significant adverse effect on the market price of the Company's common stock.

  Statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to the market for software and high-technology company stocks or relating to Rational specifically have resulted, and could in the future result, in an immediate and adverse effect on the market price of Rational's common stock. Statements by financial or industry analysts regarding the extent of the dilution in Rational's net income per share resulting from operating results, the Pure Atria merger, or other developments and the extent to which such analysts expect potential business synergies to offset such dilution can be expected to contribute to volatility in the market price of Rational's common stock. In addition, in recent years the stock market in general, and the shares of technology companies in particular, have experienced extreme price fluctuations. This volatility has had a substantial effect on the market prices of securities issued by many companies, including Rational, in certain cases for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of Rational's common stock.

 Dependence on Market Growth and Development of Industry Standards

  Rational's future growth and financial performance will depend in part on continued growth in the need for and sales of tools for automating software development and management. Sales of these products may not continue to grow, or the Company may be unable to respond effectively to evolving customer requirements. The number of software developers using Rational's products is relatively small compared to the number of developers using more traditional technology and products. The adoption of the Company's products by software programmers who have traditionally used other technology requires reorientation to significantly different programming methods. The acceptance of the Company's products, therefore, may not expand beyond sophisticated programmers who are early adopters of the technology. Furthermore, potential customers may be unwilling to make the investment required to retrain programmers to build software using the Company's products rather than traditional programming techniques. Many of Rational's customers have purchased only small quantities of the Company's products, and these or new customers may decide not to broadly implement or purchase additional units of such products.

  Rational's future growth and financial performance may depend on the development of industry standards that facilitate the adoption of component-based development, as well as Rational's ability to play a leading role in the establishment of those standards. The Company has developed the Unified Modeling Language (UML) for visual modeling, which has been adopted by the Object Management Group (OMG), an industry consortium, for inclusion in their object analysis and design facility specification. The official sanction in the future of a competing standard by the OMG could have a material adverse effect on Rational's marketing and sales efforts and, in turn, on Rational's business, operating results, and financial condition.

 Expansion of Product Lines; Dependence on New Product Introductions

  The Company believes that its continued success will depend in part on its ability to provide a tightly integrated line of software application-development tools, as well as integrated product suites and bundles, that support software development for a number of implementation languages. This will require the Company to modify and enhance its current products and to continue to develop, introduce, and integrate new products. The Company also believes its continued success will become increasingly dependent on its ability to support the Microsoft platform, including the Windows 95, Windows 98, and Windows NT operating systems. The Company believes that it will be particularly important to successfully develop and market a broader line of products for C++, Visual Basic, Java, and other implementation languages in order to be successful in its efforts to broaden its customer base and to further increase its share in its existing market segments. The Company also believes that, over time, its products must be extended to fully support off-the-shelf products from companies such as SAP, The Baan Company, and PeopleSoft. The Company may be unable to successfully develop and market such a broad line of products or may encounter unexpected difficulties and delays in integrating new products with existing product lines.

  Rational has plans to introduce new products and enhanced versions of current products during the next few fiscal quarters. Delay in the start of shipment of new, enhanced, or integrated products, suites, and bundles would have an adverse effect on the Company's revenues, gross profit, and operating income. As a result of Rational's business alliance with Microsoft, certain of Rational's new product releases are expected to be tightly integrated with new releases of certain Microsoft products. To the extent that scheduled Microsoft product releases are delayed, there could be a material adverse effect on Rational's revenues from new products.

  Rational attempts to make adequate allowances in its product release schedules for both internal and beta-site testing of product performance. Because of the complexity of the Company's products, however, the release of new products may be postponed should test results indicate the need for redesign and retesting or should the Company elect to add product enhancements in response to beta customer feedback.

 Competition

  The industry for tools for automating software application development and management is extremely competitive and rapidly changing. Rational expects to continue to experience significant and increasing levels of competition in the future. Bases of competition include corporate and product reputation, innovation with frequent product enhancement, breadth of integrated product line, the availability of integrated suites and bundles, product architecture, functionality and features, product quality, performance, ease of use, support, availability of technical consulting services, and price. Rational faces intense competition for each product within its product lines, generally from both Windows, Windows NT, and UNIX vendors. Because individual product sales are often the first step in a broader customer relationship, Rational's success will depend in part on its ability to successfully compete with numerous competitors at each point in its product line.

  Rational faces competition from software-development tools and processes developed internally by customers, including ad hoc integrations of numerous standalone development tools. Customers may be reluctant to purchase products offered by independent vendors such as the Company. As a result, the Company must educate prospective customers about the advantages of the Company's products versus internally developed software-quality systems.

  Rational faces competition from, among others, Intersolv, Inc., Platinum Technology, Inc., Select Software Tools plc, Cayenne, Oracle, IBM Corporation
(IBM), Sun Microsystems, and Sybase Inc., as well as numerous privately held tool suppliers offering traditional CASE tools that compete with the Rational Rose approach to visual modeling and component-based development. Rational's RequisitePro requirements-management product faces competition from companies such as GEC-Marconi. Rational's software-testing tools--Purify, Quantify, PureCoverage, SQA Suite, Rational Visual Test, and preVue--face competition from Compuware, Mercury Interactive Corporation, Segue Software, Inc., Intersolv, Inc., Computer Associates, Platinum Technologies, Terodyne, Cyrano, SQL Bench International, Inc., and several private companies offering testing-automation tools. Microsoft, Compuware, Oracle, Sybase, and several of the major UNIX platform vendors, including Sun Microsystems, Hewlett Packard, Digital Equipment Corporation, Silicon Graphics, Inc., and IBM, also compete with Rational with respect to software-quality products and testing tools, with testing products customized to certain of their other software products. Rational Apex for C/C++ faces competition from, among others, major UNIX platform vendors such as Sun Microsystems, Hewlett-Packard, and Digital Equipment Corporation, which have C/C++ compilers and debuggers and, in some cases, programming environments for their platforms. In addition, numerous privately held companies offer compilers, debuggers, and programming environments that compete with Rational Apex. Rational's ClearCase, ClearDDTS, and ClearQuest product line faces competition from various suppliers offering products with configuration and change management functions, including Continuus Software Corporation, StarBase Corporation, Hewlett Packard, True Software, SQL Software, LTD., Intersolv, Inc., Sun Microsystems, and IBM. The Rational Apex Ada product line faces competition from Aonix, Green Hills Software, Inc., and a large number of other suppliers offering Ada products for native and embedded systems.

  The Company also experiences competition with respect to a number of its products, both from utilities commonly bundled with versions of operating systems and from standalone product offerings. For example, versions of UNIX are commonly bundled with utilities (such as SCCS and RCS) that provide version control, which is part of the functionality provided by ClearCase. Some system vendors, such as Sun, already have products, such as Workshop, that provide features similar to those in Purify or others of the Company's products and would compete directly with such products if offered on a standalone basis. The Company's recently announced ClearQuest defect-tracking product is expected to compete with products from LBMS, Inc., which was recently acquired by Platinum Technology, Inc. There can be no assurance that Sun, which has a license to some of the Company's patents, will not introduce standalone products that compete with the Company's products. Companies offering products competitive with Rational Summit and ClearCase in the UNIX marketplace include Sun, which offers TeamWare, IBM, which offers Configuration Management/Version Control (CMVC), Computer Associates (CA) through its acquisition of LEGENT Corporation, which offers the Endeavor WSX product, and Platinum through its acquisition of Softool Corp., which markets CCC Harvest. In addition, there are several smaller, privately held companies that market competitive products, including Continuous Software Corporation, which markets Continuus/CM. Other companies have offered version control or configuration management products outside the UNIX market. Companies in this category include CA, Intersolv, and Microsoft. CA has a large installed base of its configuration management product on IBM mainframes. Intersolv has a large installed base of DOS and Windows software developers. In 1994, Microsoft acquired OneTree Software, which offers a version control product. The Company expects additional competition from other established and emerging companies.

  Rational believes that the major competitive factors in its markets are corporate and product reputation, breadth of coverage by an integrated product line, product architecture, functionality and features, product quality, performance, ease of use, quality of support, availability of technical consulting services, and price.

  Rational believes that the increased level of competition it observed in fiscal 1998 will continue to increase. Certain of Rational's competitors are more experienced than Rational in the development of software-engineering tools, databases, or software-development products. Some of Rational's competitors have, and new competitors may have, larger technical staffs, more established distribution channels, and greater financial resources than Rational. There can be no assurance that either existing or new competitors will not develop products that are superior to Rational's products or that achieve greater market acceptance. Rational's future success will depend in large part on its ability to increase its share of its target markets and to license additional products and product enhancements to existing customers. Future competition may result in price reductions, reduced margins, or loss of sales, which in turn would have a material adverse effect on the Company's business, results of operations, and financial condition.

 Dependence on Sales Force and Other Channels of Distribution

  Rational currently distributes its products primarily through field sales personnel teamed with highly trained technical-support personnel. Rational believes that a high level of technical consulting, training, and customer support is essential to maintaining its competitive position and has found that the ability to deliver a high level of technical consulting, training, and customer support is an important selling point with respect to its products. Although complementary to Rational's products, the services provided by these personnel have historically yielded lower margins for Rational than the Company's product business. If these services constitute a higher proportion of total revenues in the future, the Company's margins will be adversely affected. Rational markets and sells its products and services directly through its major-accounts field operations, its telesales organizations, and its World Wide Web site, and indirectly through channels such as VARs and distributors. There can be no assurance that such channels will be successful in increasing sales of the Company's products or in reducing its sales costs on a percentage basis.

 Dependence on Key Personnel

  Rational believes that the hiring and retaining of qualified individuals at all levels in the Company will be essential to the Company's ability to manage growth successfully, and there can be no assurance that the Company will be successful in attracting and retaining the necessary personnel. The Company will be particularly dependent on the efforts and abilities of its senior management personnel. The departure of any of the senior management members or other key personnel of the Company could have a material adverse effect on the Company's business, financial condition, or results of operations, depending on the timing of the departure, changes in the Company's business prior to such time, the availability of qualified personnel to replace them, and whether such personnel depart singly, contemporaneously, or as a group, among other factors. Merger activities, such as the acquisition of Pure Atria, can be accompanied or followed by the departure of key personnel, which can compound the difficulty of integrating the operations of the parties to the business combination.

  The ability of the Company to attract and retain the highly trained technical personnel that are integral to its direct sales and product development teams may limit the rate at which the Company can develop products and generate sales. Competition for qualified personnel in the software industry is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. Merger activities, such as the acquisition of Pure Atria, may have a destabilizing effect on employee retention at all levels within the Company. Departures of existing personnel, particularly in key technical, sales, marketing, or management positions, can be disruptive and can result in departures of other existing personnel, which in turn could have a material adverse effect on the Company's business, operating results, and financial condition.

  A traditional means of retaining employees following declines in a corporation's stock price, such as those experienced recently by Rational, is to reprice "underwater" stock options, both to offer an equity incentive to existing employees and to avoid inequities relative to new employees offered lower-priced options. On November 4, 1997, the Company's board of directors approved a program enabling the Company to reprice stock options for most employees. The repriced options are subject to additional lock-up and repurchase restrictions. Members of the Company's senior management team at that time were not eligible to participate in that repricing program. In April 1998, the compensation committee of the board, after consulting with all of the outside directors, approved repricing agreements with the members of the senior management team who were not eligible to participate in the November 1997 repricing program. The senior officer repricing was completed on substantially the same terms, including the disposition limitations and repurchase provisions, offered to the rest of the employees in November 1997, although at the higher fair market price existing at the time of the April 1998 repricing. There can be no assurance that such repricing will be sufficient to retain employees or senior management or that at some future date the outstanding stock options will not again be underwater. To the extent that options held by employees, including members of senior management, again become underwater, those options may not serve as an incentive to retain these individuals. The departure of one or more members of the senior management team could have a material adverse effect on the Company's business, results of operations, and financial condition.

 Rapid Technological Change

  The industry for tools for automating software application development and management is characterized by rapid technological advances, changes in customer requirements, and frequent new product introductions and enhancements. The introduction of products embodying new technologies and the emergence of new industry standards and practices can render existing products obsolete and unmarketable. The Company must respond rapidly to developments related to Internet and intranet applications, hardware platforms, operating systems, and applicable programming languages. Such developments will require the Company to make substantial product-development investments. Any failure by the Company to anticipate or respond adequately to technology developments and customer requirements, or any significant delays in product development, introduction, or integration, could result in a loss of competitiveness or revenue. To the extent the Company does not respond to technological change or evolving customer requirements with new products or product enhancements, such new products or product enhancements may fail to achieve market acceptance.

  In addition, rapid growth of, interest in, and use of Internet and intranet environments is a recent and emerging phenomenon. The Company's success may depend, in part, on the compatibility of its products with Internet and intranet applications. The Company may fail to effectively adapt its products for use in Internet or intranet environments or to produce competitive Internet and intranet applications.

  Rational believes that factors affecting the ability of its products to achieve broad consumer acceptance include product performance, price, ease of adoption, displacement of existing approaches, and adaptation to rapid technological change and competitive product offerings. The Company may be unable to respond promptly and effectively to the challenges of technological change and its competitors' innovations, and it is possible that the Company will be unable to achieve the necessary market acceptance or compete effectively in new markets.

 Dependence on Strategic Relationships

  Rational's development, marketing, and distribution strategies rely increasingly on its ability to form long-term strategic relationships with major software and hardware vendors, many of whom are substantially larger than Rational. These business relationships often consist of cooperative marketing programs, joint customer seminars, lead referrals, or joint development projects. Although certain aspects of some of these relationships are contractual in nature, many important aspects of these relationships depend on the continued cooperation of each party with Rational. Merger activity, such as the acquisition of Pure Atria, may disrupt these relationships or activities, and certain partners may reassess the value of their relationship with Rational as a result of such merger activity. Divergence in strategy between Rational and any given partner, a change in focus by any given partner, or competitive product offerings introduced by any given partner may interfere with Rational's ability to develop, market, sell, or support its products, which in turn would have a material adverse effect on Rational's business, results of operations, and financial condition. See "Business Alliance with Microsoft."

 Business Alliance with Microsoft

  On October 2, 1996, Rational and Microsoft announced the formation of a business alliance that consisted of Rational's acquisition of Microsoft's Visual Test product, technology cross-licensing, joint development projects, and joint marketing programs. Although Rational believes that Microsoft's current strategy in relation to the enterprise information systems market is based on component-based development, there can be no assurance that this strategy will continue or that, if it does continue, Microsoft's emphasis or priorities will not change in the future, resulting in less attention and fewer resources being devoted to Microsoft's relationship with Rational. Although certain aspects of the business alliance are contractual in nature, many important aspects of the relationship depend on the continued cooperation of the two companies, and there can be no assurance that Rational and Microsoft will be able to work together successfully over an extended period of time. In addition, there can be no assurance that Microsoft will not use the information it gains in its relationship with Rational to develop or market competing products.

 Acquisition of the Visual Test Product

  The Company acquired the Visual Test product from Microsoft on October 2, 1996. There can be no assurance that Rational will be able to successfully incorporate the Visual Test product into its integrated family of products or that it will be able to achieve significant sales of the Visual Test product. Many potential customers for Visual Test differ from the Company's historical customer base in terms of component-based software-development expertise, purchasing processes, financial resources, and expectations regarding software-engineering tools. There can be no assurance that the Company will not encounter unanticipated concerns of Visual Test customers that are different from the concerns of the Company's traditional customers or that the Company will have the infrastructure and experience necessary to adequately respond to the volume and type of such concerns.

  Rational has granted Microsoft a nonexclusive, perpetual license to the Visual Test product source code for the purpose of creating derivative works and for the purpose of distributing portions of the Visual Test product and derivative works as part of Microsoft products that do not directly compete with the Visual Test product in the software-testing tools area. There can be no assurance that Microsoft will not use such rights to create and distribute products that compete with other Rational products. Rational has also granted Microsoft a five-year option to obtain a license to incorporate certain elements of Visual Test technology into Microsoft development tool products, including Visual Basic, Visual C++, and Visual J++. Should Microsoft exercise such right, sales of the Visual Test product by Rational could be materially and adversely impacted. See "Fluctuations in Operating Results."

 Licensing of Rational Rose Technology to Microsoft

  In October 1996, Microsoft and Rational entered into a two-year agreement providing for the inclusion of a subset of the Rational Rose visual modeling technology in future versions of Microsoft's enterprise-oriented visual tools. The Company's objective in entering into this arrangement is to expose the Company's technology to a broader customer base and not to generate direct product revenue from Microsoft. The Company expects that continued changes in the Company's pricing models and combinations of features within product lines will be required to appeal to this customer base, and there can be no assurance that such changes will achieve customer acceptance. Rational does not expect the licensing of its Rational Rose technology to Microsoft to directly result in a material increase in product revenue. In addition, there can be no assurance that developers introduced to the Rational Rose technology incorporated into Microsoft products will become purchasers of Rational products in the future. Rational has granted Microsoft the option to obtain a perpetual, nonexclusive right to source code for certain aspects of the Rational Rose technology after the expiration of the agreement. While Rational believes that Microsoft's and Rational's strategies currently are complementary, there can be no assurance that Microsoft will not use this right to develop and market competing products in the future.

 Dependence on Major Operating Systems

  Many of Rational's major products have historically been licensed for use principally on certain versions of the UNIX platform. These products constitute a substantial portion of Rational's product and service revenues. Any factors adversely affecting the demand for, or use of, the UNIX operating system that would require changes to Rational's products would have a material adverse effect on the business, operating results, and financial condition of Rational. Likewise, others of Rational's major products have historically been licensed for use purely on the Windows operating system. These products also constitute a substantial portion of Rational's product and service revenues. Any factors adversely affecting the demand for, or use of, the Windows operating system that would require changes to Rational's products would have a material adverse effect on the business, operating results, and financial condition of Rational. In addition, any changes to the underlying components of or interfaces to the UNIX or Windows operating systems that would require changes to Rational's products for those platforms would materially adversely affect Rational if it were not able to successfully develop or implement such changes in a timely fashion.

 Adverse Impact of Promotional Product Versions on Actual Product Sales

  The Company's marketing strategy relies in part on making elements of its technology available for no charge or at a very low price, either directly or by incorporating such elements into products offered by the Company's partners, such as Microsoft. This strategy is designed to expose the Company's products to a broader customer base than its historical customer base and to encourage potential customers to purchase an upgrade or other higher-priced product from the Company. There can be no assurance that the Company will be able to introduce enhancements to its full-price products or versions of its products with intermediate functionality at a rate necessary to adequately differentiate them from the promotional versions, particularly in cases where the Company's partners are distributing versions of the Company's products with other desirable features.

 Management of Growth

  Rational has experienced rapid growth, particularly as a result of its acquisitions, and the Company is experiencing a period of aggressive product introductions that have placed, and may continue to place, a significant strain on its financial, operational, management, marketing, and sales systems and resources, including its personnel. Projects such as the expansion of or enhancements to product lines, efforts to address broader markets and to expand distribution channels, numerous acquisitions as described in "Risks Associated with Recent and Future Acquisitions" and business alliances such as the arrangement between Rational and Microsoft, when added to the day-to-day activities of Rational, have placed and will continue to place further strain on management resources and personnel. If Rational's management is unable to effectively manage growth, its business, competitive position, results of operations, and financial condition will be materially and adversely affected.

  To achieve and manage continued growth, the Company must continue to expand and upgrade its information-technology infrastructure and its scalability, including improvements to various operations, financial, and management information systems. In addition, the Company believes that to remain competitive it must significantly expand its capabilities for electronic commerce. Improving management systems and infrastructure and building electronic commerce capabilities will require that the Company recruit and retain highly qualified technical personnel, and such personnel resources are extremely scarce in the areas where the Company operates. Failure to improve management infrastructure and build electronic commerce capabilities for future growth would materially and adversely affect the Company's business, competitive position, results of operations, and financial condition. See "Dependence on Key Personnel."

 Risk of Software Defects

  Software products as complex as those sold by the Company often contain undetected errors, or "bugs," or performance problems. Such defects are most frequently found during the period immediately following the introduction of new products or enhancements to existing products. Despite extensive product testing prior to introduction, the Company's products have in the past contained software errors that were discovered after commercial introduction. Errors or performance problems may also be discovered in the future. Any future software defects discovered after shipment of the Company's products could result in loss of revenues or delays in market acceptance, which could have a material adverse effect on the Company's business, operating results, or financial condition. Further, because the Company relies on its own products in connection with the development of its software, any such errors could make it more difficult to sell such products in the future. Rational attempts to make adequate allowance in its new-product release schedule for both internal and beta-site testing of product performance. Because of the complexity of the Company's products, however, the release of new products by the Company may be postponed should test results indicate the need for redesign and retesting or should the Company elect to add product enhancements in response to beta customer feedback.

 Risks Associated with International Operations

  International sales accounted for approximately 34%, 27%, and 27% of Rational's revenues in fiscal 1998, 1997, and 1996, respectively. Rational expects that international sales will continue to account for a significant portion of the Company's revenues in future periods. International sales are subject to inherent risks, including unexpected changes in regulatory requirements and tariffs, unexpected changes in global economic conditions, difficulties in staffing and managing foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax consequences, price controls or other restrictions on foreign currency, difficulties in obtaining export and import licenses, costs of localizing products for foreign markets, lack of acceptance of localized products in international markets, and the efforts of high local wage scales and other expenses. Any material adverse effect on the Company's international business would be likely to materially and adversely affect the Company's business, operating results, and financial condition as a whole. Rational's international sales are generally denominated in local currencies. Rational has engaged only in limited hedging activities. Gains and losses on the conversion of foreign payments into U.S. dollars may contribute to fluctuations in the Company's results of operations. Although the Company has not experienced a material adverse impact to date from fluctuations in foreign currencies, there can be no assurance that the Company will not experience a material adverse impact on its financial condition and results of operations from fluctuations in foreign currencies in the future.

 Limited Protection of Intellectual Property and Proprietary Rights

  Rational relies on a combination of copyright, trademark, and trade-secret laws, employee and third-party nondisclosure agreements, and other methods to protect its proprietary rights. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of the Company's products or reverse engineer or obtain and use information that Rational regards as proprietary. Rational generally licenses its software products to end-users on a right-to-use basis pursuant to a perpetual license. Rational licenses its products primarily under "shrink-wrap" licenses (that is, licenses included as part of the product packaging). Shrink-wrap licenses are not negotiated with or signed by individual licensees and purport to take effect upon the opening of the product package. Certain license provisions protecting against unauthorized use, copying, transfer, and disclosure of the licensed program may be unenforceable under the laws of certain jurisdictions and foreign countries. In addition, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States. There can be no assurance that these protections will be adequate. To the extent that the Company increases its international activities, its exposure to unauthorized copying and use of its products and proprietary information will increase.

  The scope of United States patent protection in the software industry is not well defined and will evolve as the United States Patent and Trademark Office grants additional patents. Because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed that would relate to Rational's products.

  Rational also relies on certain software that it licenses from third parties, including software that is integrated with internally developed software and used in its products to perform key functions. There can be no assurance that these third-party software licenses will continue to be available to the Company on commercially reasonable terms or that the software will be appropriately supported, maintained, or enhanced by the licensors. The loss of licenses to or inability to support, maintain, and enhance any of such software could result in increased costs or in delays or deductions in product shipments until equivalent software could be developed, identified, licensed, and integrated, which would materially adversely affect the Company's business, operating results, and financial condition. In addition, Rational licenses certain of its technology to its development partners. There can be no assurance that such partners' use of the technology will be complementary to Rational's strategies or that such partners will not use such technology to develop and market competing products in the future.

 Risks of Litigation

  Competitors and potential competitors may resort to litigation as a means of competition. Such litigation or other legal disputes may be costly and may expose the Company to new claims that it may not have anticipated. In the past, Rational has instituted litigation against several companies. Although patent and intellectual property disputes in the software area have often been settled through licensing, cross-licensing, or similar arrangements, costs associated with such arrangements may be substantial. The Company is also currently a party to securities litigation. Any litigation involving the Company, whether as plaintiff or defendant, regardless of the outcome, may result in substantial costs and expenses to the Company and significant diversion of effort by the Company's technical and management personnel. In addition, there can be no assurance that litigation, instituted either by or against the Company, will not be necessary to resolve issues that may arise from time to time in the future. Any such litigation could have a material adverse effect on the Company's business, operating results, and financial condition.

  Rational expects that software product developers will be increasingly subject to infringement claims as the number of products and competitors grows and the functionality of products in different industry segments overlaps. There can be no assurance that third parties will not assert infringement claims against the Company in the future or that such claims will not be successful. The Company could incur substantial costs in defending itself and its customers against any such claims. Parties making such claims may be able to obtain injunctive or other equitable relief that could effectively block the Company's ability to sell its products in the United States and abroad and could result in an award of substantial damages. In the event of a claim of infringement, the Company and its customers may be required to obtain one or more licenses from third parties. There can be no assurance that the Company or its customers could obtain necessary licenses from third parties at a reasonable cost or at all. Defense of any lawsuit or failure to obtain any such required license would have a material adverse effect on the Company's business, results of operations, and financial condition. See also "Item 3:
Legal Proceedings" of Part I of the Form 10-K.

 Year 2000 Compliance

  Rational is aware of the problems associated with computer systems as the year 2000 approaches. Year 2000 problems are the result of common computer programming techniques that result in systems that do not function properly when manipulating dates later than December 31, 1999. The problem may affect transaction processing computer applications used by the Company for accounting, distribution, and planning. The problem may also affect embedded systems such as building security systems, machine controllers, and other equipment.

  Rational is in the process of assessing and upgrading systems which fail to be year 2000 compliant and will continue to review internal system requirements and correct further issues as they are identified. Based on recent assessment, the Company does not anticipate incurring material costs to be year 2000 compliant. However, there can be no assurance that actual costs will not substantially exceed the Company's assessment due to internal year 2000 problems or year 2000 problems associated with the Company's products. Further, there can be no guarantee that the systems of other companies on which the Company's systems rely will be converted in a timely manner or that a failure to convert by another company, including without limitation any of the Company's vendors, customers, or partners, or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company.

 Deferred Tax Assets

  Based on the weight of available evidence, which includes the Company's historical operating performance and the reported cumulative net loss for the prior three years, the Company has provided a valuation allowance against certain deferred tax assets, for the "more likely than not" criteria for recognition which has not been met.

ITEM 2--PROPERTIES

  Rational's headquarters are located in a leased facility, in Cupertino, California, consisting of approximately 101,000 square feet of office space occupied under a lease expiring in January 2007. Rational also leases: approximately 95,000 square feet of office space in Santa Clara, California, under a lease expiring in January 2001, with a renewal option for an additional five years; 98,000 square feet of office space in Lexington, Massachusetts, under a lease expiring in December 2001; 83,000 square feet of office space in Burlington, Massachusetts, under a lease expiring in July 2000; approximately 24,000 square feet of office space in Raleigh, North Carolina, under a lease expiring in June 2003; approximately 18,000 square feet of office space in Aloha, Oregon, under a lease expiring in April 2001; and approximately 23,000 square feet of office space in McLean, Virginia, under a lease expiring in February 2001. In North America, Rational leases additional facilities and offices including locations in Alabama, California, Colorado, Illinois, Massachusetts, New Jersey, New York, Pennsylvania, Texas, Virginia, Washington, Wisconsin, and Canada. Rational also leases facilities and offices outside of North America, including locations in Bangalore, Hoofddorp, London, Munich, Paris, Sao Paolo, Seoul, Stockholm, Sydney, Taipei, Tokyo, and Wellington. Rational believes that its existing facilities and offices, together with additional space available to it, are adequate to meet its requirements for the foreseeable future.

ITEM 3--LEGAL PROCEEDINGS

  The following actions have been filed against the Company, two of its officers, and Cowen & Company: Randall v. Rational Software Corporation, et al., No. C-97-03740 (N.D. Cal.); Sachs v. Rational Software Corporation, et al., No. C-97-3845 (N.D. Cal.); Kalapa v. Rational Software Corporation, et al., No. C-97-4028 (N.D. Cal.); Weiner, et al. v. Rational Software Corporation, et al., No. C-97-21086 (N.D. Cal.); Seiger v. Rational Software Corporation, et al., No. 97-CV-7011 (E.D. N.Y.); Dolnick v. Rational Software Corporation, et al., No. 98-CV-0268 (E.D. N.Y.); Lynch v. Rational Software Corporation, et al., No. CA-97-2081-A (E.D. Va.). The actions are putative stockholder class action lawsuits, and the complaints are virtually identical. The complaints allege that defendants violated Sections 10(b) and 20A of the Securities Exchange Act of 1934 through the selective disclosure of material inside information regarding the Company's prospects and seek damages on behalf of a class of stockholders who purchased the Company's common stock on October 8, 1997. Defendants' motions to transfer the cases pending in New York and Virginia have been granted, and all pending actions will be consolidated in the Northern District of California. A consolidated amended complaint has not yet been filed; the case is in its preliminary stages. The Company believes that the action is without merit and intends to defend the case vigorously.

  On December 16, 1996, the Company filed a lawsuit against Silicon Graphics, Inc., (SGI) arising from SGI's failure to pay certain royalties due to the Company under a software license agreement entered into between the Company's predecessor, Verdix Corporation, and SGI. SGI has filed an answer denying the Company's allegations and also filed a cross-complaint against the Company for unspecified damages for alleged wrongdoing arising out of the license agreement with SGI. The Company denies the allegations and intends to vigorously defend SGI's claims.

  Any adverse outcome to these or future lawsuits against the Company may result in a material adverse effect on the Company's financial condition.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

PART II

ITEM 5--MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  The Company's common stock is traded on the NASDAQ national market under the symbol RATL. As of May 21, 1998, there were 1,876 stockholders of record of the Company's common stock. The Company has not, since its formation, declared or paid any cash dividends on its common stock. The Company intends to employ all available funds for the development of its business and, accordingly, does not intend to declare or pay any cash dividends in the foreseeable future.

  The following table sets forth the range of high and low bids for the Company's common stock as quoted on the NASDAQ national market for Rational Common Stock for the periods indicated:

                                                                   HIGH   LOW
                                                                  ------ ------
   FISCAL YEAR ENDED MARCH 31, 1998:
     Fourth Quarter.............................................. $13.81 $10.75
     Third Quarter...............................................  15.50   8.06
     Second Quarter..............................................  22.50  14.00
     First Quarter...............................................  23.38  10.94
   FISCAL YEAR ENDED MARCH 31, 1997:
     Fourth Quarter.............................................. $40.88 $17.00
     Third Quarter...............................................  44.25  29.75
     Second Quarter..............................................  36.00  17.50
     First Quarter...............................................  33.13  19.00

The foregoing reflects interdealer prices without retail markup, markdown, or commissions and may not necessarily reflect actual transactions.

ITEM 6--SELECTED FINANCIAL DATA

                                       FISCAL YEAR ENDED MARCH 31,
                               ------------------------------------------------
                                 1998      1997      1996      1995      1994
                               --------  --------  --------  --------  --------
                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF
 OPERATIONS DATA:
Net product revenue..........  $184,953  $185,133  $126,876  $ 74,688  $ 59,929
Consulting and support
 revenue.....................   125,717    92,735    61,261    45,419    33,256
                               --------  --------  --------  --------  --------
 Total revenue...............   310,670   277,868   188,137   120,107    93,185
Cost of product revenue......    19,709    11,777     9,735     7,989    12,567
Cost of consulting and
 support revenue.............    43,356    38,305    26,779    22,016    15,047
                               --------  --------  --------  --------  --------
 Total cost of revenue.......    63,065    50,082    36,514    30,005    27,614
                               --------  --------  --------  --------  --------
Gross margin.................   247,605   227,786   151,623    90,102    65,571
Operating expenses:
 Research and development....    61,560    47,239    33,773    23,379    26,072
 Sales and marketing.........   138,709   108,403    80,063    47,388    33,247
 General and administrative..    29,092    27,267    19,481    12,342    10,127
 Charges for acquired in-
  process research and
  development................       --     56,798    20,300       --        --
 Merger and integration
  costs......................    63,759    42,456     2,961    (1,100)    9,922
                               --------  --------  --------  --------  --------
 Total operating expenses....   293,120   282,163   156,578    82,009    79,368
                               --------  --------  --------  --------  --------
Operating income (loss)......   (45,515)  (54,377)   (4,955)    8,093   (13,797)
Other income, net............    16,689    11,586     4,234     1,331       437
                               --------  --------  --------  --------  --------
Income (loss) from continuing
 operations before income
 taxes.......................   (28,826)  (42,791)     (721)    9,424   (13,360)
Provision for income taxes...     9,447     6,820     7,115     2,036       487
                               --------  --------  --------  --------  --------
Net income (loss) from con-
 tinuing operations..........   (38,273)  (49,611)   (7,836)    7,388   (13,847)
Discontinued operations--loss
 on disposal.................       --        --        --        --       (175)
                               --------  --------  --------  --------  --------
 Net income (loss)...........  $(38,273) $(49,611) $ (7,836) $  7,388  $(14,022)
                               ========  ========  ========  ========  ========
Income (loss) from continuing
 operations per common
 share--basic and diluted....  $   (.44) $   (.62) $   (.11) $    .12
Net income (loss) per common
 share (pro forma for fiscal
 1996 and 1995):
 Basic.......................  $   (.44) $   (.62) $   (.11) $    .12
 Diluted.....................  $   (.44) $   (.62) $   (.11) $    .12
Shares used in computing per
 share amounts:
 Basic.......................    87,575    79,631    69,778    59,718
 Diluted.....................    87,575    79,631    69,778    61,860
CONSOLIDATED BALANCE SHEET
 DATA:
Cash, cash equivalents, and
 short-term investments......  $289,470  $327,395  $167,623  $ 55,814  $ 23,337
Working capital..............   228,397   282,974   145,383    45,219    13,328
Total assets.................   445,205   456,740   236,213    96,738    56,719
Long-term obligations........     6,492     3,192     2,189     3,675     7,809
Redeemable convertible
 preferred stock.............       --        --        --     14,363    13,430
Stockholders' equity.........   287,176   330,109   162,482    39,018     2,798

Net loss per common share has not been presented for fiscal 1994 due to the capitalization of SQA, Inc., a company acquired by the Company in fiscal 1997 and accounted for as a pooling of interests. SQA's capitalization consisted primarily of redeemable convertible preferred stock and is not included in historical net loss per share calculations.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. Such forward-looking statements include without limitation statements regarding product development plans and schedules, relationships with strategic partners and other third parties, and trends in overall revenue, revenue mix, expenses, and other financial statement items. Rational's actual future results could differ materially from those projected in the forward-looking information. Factors that could cause actual results to differ materially include, without limitation, those identified in "Factors That May Affect Future Results." Rational assumes no obligation to update the forward-looking information or such factors.

OVERVIEW

 General

  Rational's revenue is derived from product license fees and charges for services, including technical consulting, training, and customer support. In accordance with generally accepted accounting principles, Rational recognizes software license revenue upon shipment to the customer if collection is probable and remaining company obligations are insignificant and recognizes customer-support revenue over the term of the maintenance agreement. Revenue from consulting and training is recognized when earned. Rational's license agreements do not provide a right of return, and reserves are maintained for potential credit losses, of which there have been only immaterial amounts.

  International sales accounted for 34%, 27%, and 27% of Rational's revenues in fiscal 1998, 1997, and 1996, respectively. Rational expects that international sales will continue to account for a significant portion of Rational's revenues in future periods. See "Factors That May Affect Future
Results: Risks Associated with International Operations; Limited Protection of Intellectual Property and Proprietary Rights."

  In the fiscal year ended March 31, 1998, Rational's revenues from consulting and support grew 36% while revenues from product sales were flat, contributing to a lower gross margin percentage. There can be no assurance that this revenue mix trend will not continue in future periods. See "Factors That May Affect Future Results: Fluctuations in Operating Results; Expansion of Product Lines; Dependence on New Product Introductions; Dependence on Growth of Emerging Industries; Development of Industry Standards."

  Although Rational has experienced increasing revenues in each of the past three fiscal years, Rational's sales compensation structure has historically contributed to revenues for the first quarter of a fiscal year being lower than revenues for the fourth quarter of the prior fiscal year. There can be no assurance that Rational will continue to experience increasing revenues or that similar fluctuations will not occur again in the future. See "Factors That May Affect Future Results: Fluctuations in Operating Results."

  As a result of the Company's acquisition of Pure Atria Corporation, accounted for as a pooling of interests, the information herein and the accompanying consolidated financial statements are presented on a combined basis for all periods presented, as described in more detail below.

 Recent Acquisitions

  The Company has completed several business combinations over the past three years, accounted for as poolings of interests, which include Pure Atria Corporation (July 1997), SQA, Inc. (February 1997), Atria Software, Inc., (acquired by Pure Software, Inc., August 1996), and Performix (acquired by Pure Software, Inc., November 1995). See Note 3 of Notes to Consolidated Financial Statements for details of these combinations.

  The Company has completed several business combinations over the past three years, accounted for as purchases, which include Integrity QA Software, Inc. (acquired by Pure Atria Corporation, January 1997),

Performance Awareness Corporation (March 1997), and others. See Note 4 of the Consolidated Financial Statements for details of these combinations. See "Factors that May Affect Future Results: Risks Associated with Recent or Future Acquisitions."

 Microsoft Relationship

  On October 2, 1996, Rational and Microsoft announced the formation of a business alliance that consisted of Rational's acquisition of Microsoft's Visual Test product, technology cross-licensing, joint development projects, and joint marketing programs. The purchase price of the Visual Test product consisted of a single $23 million cash payment. Rational's operating results for the quarter ended December 31, 1996, were reduced by a nonrecurring charge of $17.6 million associated with the acquisition of the Visual Test product. The charge to operations for acquired in-process research and development represented the present value of the estimated cash flow expected to be generated by Visual Test related technology, which at the acquisition date had not yet reached the point of technological feasibility and did not have an alternative future use. Rational plans to continue devoting effort to developing commercially viable products from the acquired in-process research and development. More specifically, Rational intends to exploit networked computing resources to accelerate the testing process. Amounts attributed to other purchased intangible assets are being amortized to operations over their estimated useful lives, which in most cases are two to four years. Rational's objective in entering into the cross-licensing arrangements with Microsoft was not to generate direct product revenue from Microsoft, and Rational does not expect such arrangements to directly result in a material increase in product revenue. See "Factors that May Affect Future Results: Business Alliance with Microsoft; Acquisition of Visual Test Product; Dependence on Strategic Relationships."

RESULTS OF OPERATIONS

  The following table sets forth for the periods indicated the percentage of total revenue represented by certain line items from Rational's consolidated statements of operations:

                                                        FISCAL YEAR ENDED
                                                            MARCH 31,
                                                        -----------------------
                                                        1998     1997     1996
                                                        -----    -----    -----
Net product revenue....................................    60 %     67 %     67 %
Consulting and support revenue.........................    40       33       33
                                                        -----    -----    -----
    Total revenue......................................   100      100      100
Cost of product revenue................................     6        4        5
Cost of consulting and support revenue.................    14       14       14
                                                        -----    -----    -----
    Total cost of revenue..............................    20       18       19
                                                        -----    -----    -----
Gross margin...........................................    80       82       81
Operating expenses:
  Research and development.............................    20       17       18
  Sales and marketing..................................    45       39       43
  General and administrative...........................     9       10       10
  Charges for acquired in-process research and
   development.........................................    --       21       11
  Merger and integration costs.........................    20       15        2
                                                        -----    -----    -----
    Total operating expenses...........................    94      102       84
                                                        -----    -----    -----
Loss from continuing operations........................   (14)     (20)      (3)
Other income, net......................................     5        4        2
                                                        -----    -----    -----
Loss before provision for income taxes.................    (9)     (16)      (1)
Provision for income taxes.............................     3        2        3
                                                        -----    -----    -----
    Net loss...........................................   (12)%    (18)%     (4)%
                                                        =====    =====    =====

  See "Factors that May Affect Future Results: Fluctuations in Operating
Results."

 FISCAL YEARS ENDED MARCH 31, 1998, 1997, AND 1996

REVENUE

  Total revenue increased 12% in fiscal 1998 compared to fiscal 1997 and 48% in fiscal 1997 compared to fiscal 1996.

  Net product revenue. Net product revenue in fiscal 1998 was flat compared to fiscal 1997. Net product revenue increased 46% in fiscal 1997 compared to fiscal 1996. The Company continued to expand its product offerings with the introduction of such products as ClearCase 3.2, RequisitePro 3.0, and Rational Rose 98. The flat net product revenue in fiscal 1998 when compared to 1997 was due to several factors surrounding the recent merger and acquisition activities of the Company. These factors include disruption in the field sales organization caused by territory realignment and new product training, conforming business practices, conforming product packaging, and pricing. The increase in net product revenue in fiscal 1997 compared to 1996 was due to higher unit sales of software licenses resulting from an increase in the number of direct sales personnel worldwide and product line expansion through the release of new products, releases of new versions of existing products, and expansion of the platforms supported for UNIX-based products. Product line expansion that contributed to product revenue increases include: the release of Purify and a new version of ClearCase for the Microsoft Windows NT operating system in fiscal 1997; and the release of PureDDTS 3.2, PureDDTS WebTracker, ClearCase 2.1 for UNIX, and the original version of ClearCase for the Microsoft Windows NT operating system. There was also continued strong customer acceptance of Rational's visual modeling tools (the Rational Rose family). In addition, revenues were favorably impacted by increasing SQA revenues each year through the time of the SQA acquisition. See "Factors That May Affect Future Results:
Fluctuation in Operating Results; Risks Associated with Recent or Future Acquisitions; Dependence on Growth of Emerging Industries; Development of Industry Standards; Expansion of Product Lines; Dependence on New Product Introductions; Competition."

  Consulting and support revenue. Consulting and support revenue increased $33 million or 36% in fiscal 1998 compared to fiscal 1997 and $31.5 million or 51% in fiscal 1997 compared to fiscal 1996. These increases reflected higher demand for Rational's consulting expertise in advanced software-development practices and, to a lesser extent, increased training and customer-support revenues. The increase in fiscal 1997 consulting and support revenue compared to fiscal 1996 is also due in part to revenue resulting from the Company's recent acquisitions, which is included in operations from the date of acquisition to the end of the fiscal year. See "Factors That May Affect Future
Results: Expansion of Product Lines; Dependence on New Product Introductions; Dependence on Sales Force and Other Channels of Distribution."

  International sales. During fiscal 1998, 1997, and 1996, international revenues from product sales and related consulting and customer support were $106.9 million, $73.7 million, and $50 million, representing 34%, 27%, and 27% of total revenues, respectively. The growth in international sales during 1998 was due principally to increased sales and marketing activities in international markets. Rational's international sales are priced in local currencies. Rational has attempted to limit its exposure to fluctuations in foreign currencies from time to time by utilizing a hedging strategy for existing receivables denominated in those currencies. At March 31, 1998, Rational had certain forward foreign exchange contracts all having maturities of approximately 30 days to exchange various European currencies for U.S. dollars in the amount of $25.1 million. See "Factors That May Affect Future
Results: Rules Associated with International Operations; Limited Protection of Intellectual Property."

COST OF REVENUE

  Cost of product revenue. Cost of product revenue consists principally of materials, packaging and freight, amortization of purchased technology, and royalties. Cost of product revenue increased 67% in fiscal 1998 compared to fiscal 1997 and 21% in fiscal 1997 compared to fiscal 1996. These costs represented 11%, 6%, and 8% of net product revenue in fiscal 1998, 1997, and 1996, respectively. In fiscal 1998, the increase in product cost as a percentage of product revenue was due primarily to amortization of developed technology acquired in recent mergers. In fiscal 1997, the decrease in product cost as a percentage of product revenue was due mainly to lower royalty expense resulting from a decrease in third-party product sales. See "Factors That May Affect Future Results: Dependence on Sales Force and Other Channels of Distribution."

  Cost of consulting and support revenue. Cost of consulting and support revenue consists principally of personnel costs for training, consulting, and customer support. Cost of consulting and support revenue increased 13% in fiscal 1998 compared to fiscal 1997 and 43% in fiscal 1997 compared to fiscal 1996. These costs represented 34%, 41%, and 44% of consulting and support revenue in fiscal 1998, 1997, and 1996, respectively. The increases in dollar amounts were the result of additional personnel and personnel-related expenses needed to perform professional services in object modeling, advanced software-development practices, and business process engineering. The cost decreases as a percentage of consulting and support revenue resulted from an overall higher mix of support services, which generally have a higher gross margin than consulting services.

OPERATING EXPENSES

  Research and development. Total expenditures for research and development increased 30% in fiscal 1998 compared to fiscal 1997 and 40% in fiscal 1997 compared to fiscal 1996. Research and development costs represented 20%, 17%, and 18% of total revenue in fiscal 1998, 1997, and 1996, respectively. The increases in fiscal 1998 as compared to fiscal 1997, and in fiscal 1997 as compared to fiscal 1996, were due primarily to the cost of additional personnel and related costs incurred in maintaining existing products and developing new product releases. See "Factors That May Affect Future Results:
Rapid Technological Change."

  Rational did not capitalize any software-development costs in fiscal 1998, 1997, and 1996 because eligible costs were not material. Rational expects that the amount of software-development costs capitalized in future periods will be immaterial to Rational's results of operations and financial position because the time period and the engineering effort required between demonstration of a product's economic and technological feasibility and the date of product release has been very short. See "Factors That May Affect Future Results: Risk of Software Defects; Expansion of Product Lines; Dependence on New Product Introductions."

  Sales and marketing. Sales and marketing expenses increased 28% in fiscal 1998 compared to fiscal 1997 and 35% in fiscal 1997 compared to fiscal 1996. These expenses represented 45%, 39%, and 43% of total revenue in fiscal 1998, 1997, and 1996, respectively. The fiscal 1998 and 1997 increases in sales and marketing expenses reflect the additional personnel, commissions, and related costs required in sales and marketing departments to expand Rational's sales channels, to penetrate new markets, and to increase its market share in core markets, as well as expenses associated with the merger with Pure Atria. See "Factors That May Affect Future Results: Dependence on Sales Force and Other Channels of Distribution."

  General and administrative. General and administrative expenses increased 7% in fiscal 1998 compared to fiscal 1997 and 40% in fiscal 1997 compared to fiscal 1996. General and administrative expenses represented 9%, 10%, and 10% of total revenue in fiscal 1998, 1997, and 1996, respectively. The increase in fiscal 1998 resulted from increased employee-related expenses associated with staffing requirements needed to support the Company's expanding business. The increased expense for fiscal 1997 resulted from increased employee-related expenses associated with staffing requirements needed to support the Company's expanding business and the reimbursements of approximately $1.2 million in expenses of certain of its stockholders for the underwriting discount applicable to the shares of common stock sold by them, as well as certain fees and expenses of such stockholders' legal counsel incurred in connection with the Company's October 1996 public stock offering. In addition, amortization of purchased intangible assets, included in general and administrative expenses, increased to $1.7 million in fiscal 1997 from $442,000 in fiscal 1996 as a result of the Company's merger and acquisition activity in fiscal 1997. See "Factors That May Affect Future Results: Management of Growth; Risks Associated with Recent or Future Acquisitions."

  Charges for acquired in-process research and development. In-process research and development represents the present value of the estimated cash flow expected to be generated by acquired technology that at the acquisition date has not yet reached the point of technological feasibility and does not have an alternative future use. In fiscal 1997, write-offs associated with acquired in-process research and development included $17.6 million related to the acquisition of the Visual Test product, $5.7 million related to the acquisition of Requisite, Inc., $6.1 million related to the acquisition of Softlab AB, and $27.4 million related to the acquisition of Performance Awareness Corporation. See "Factors That May Affect Future Results: Risks Associated with Recent or Future Acquisitions."

  Merger and integration costs. Merger-related expenses of $63.8 million were recorded in fiscal 1998 related to the merger of Rational and Pure Atria to accrue transaction costs, severance costs associated with employee terminations, costs associated with conforming employee benefits plans, charges associated with the closure of duplicate facilities, and asset writedowns related to duplicate business systems. Merger-related expenses of $35.3 million and $7.2 million were recorded in fiscal 1997 related to the mergers of Pure and Atria, and Rational and SQA, respectively. The actions related to severance and administrative costs are substantially complete. See "Factors That May Affect Future Results: Risks Associated with Recent or Future Acquisitions; Management of Growth."

OTHER INCOME, NET

  Other income, net, consists of interest income, interest expense, gains and losses on foreign currency transactions, and miscellaneous items of income and expense. Other income has fluctuated as a result of operating results, the amount of cash available for investment in interest-bearing accounts, and the extent of foreign currency transactions. Other income, net, increased $5.1 million to $16.7 million in fiscal 1998 and $7.4 million to $11.6 million in fiscal 1997. The increases are due primarily to interest earned on cash generated from secondary public offerings completed by Rational, which were completed in October 1996 and June 1995, and from the initial public offering completed by SQA, Inc., in December 1995. See "Factors That May Affect Future Results:
Fluctuations in Operating Results."

INCOME TAXES

  The income tax provisions for fiscal 1998, 1997, and 1996 differ from tax computed at the federal statutory income tax rate due to the impact of nondeductible charges for acquired in-process research and development and merger-related costs, foreign losses resulting in no U.S. tax benefit, as well as foreign and state income taxes, offset by the realized benefit of net operating loss carryforwards.

  As of March 31, 1998, Rational had net operating loss carryforwards for federal income tax purposes of approximately $27.8 million that expire in 2006 through 2012. In addition, Rational had approximately $5.9 million of tax credit carryforwards that expire in years 1999 through 2012, if not utilized. As a result of various public offerings and business combinations, approximately $11.6 million of the Company's net operating loss carryforwards and approximately $4.8 million of the Company's credits are subject to limitation under the Internal Revenue Code. The Company has placed a valuation allowance on such net operating losses and credits as appropriate.

  Under Statement of Financial Accounting Standards No. 109 (FAS 109), deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. FAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on the weight of available evidence, the Company has provided a valuation allowance against certain deferred tax assets. The Company will continue to evaluate the realizability of the deferred tax assets on a quarterly basis. See Note 11 of Notes to Consolidated Financial Statements. See "Factors That May Affect Future Results: Deferred Tax Assets."

LIQUIDITY AND CAPITAL RESOURCES AT MARCH 31, 1998

  As of March 31, 1998, Rational had cash, cash equivalents, and short-term investments of $289 million and working capital of $228 million. Net cash provided by operating activities for the period ended March 31, 1998, was composed primarily of noncash charges for depreciation and amortization and an increase in accrued merger and integration costs, deferred revenue, and income taxes payable offset by the Company's net loss and increases in accounts receivable, prepaid expenses, and deferred tax assets. Cash, cash equivalents, and short-term investments for the period ended March 31, 1997, was $327 million, and working capital was $283 million. Net cash provided by operating activities for the period ended March 31, 1997, was composed primarily of noncash charges for depreciation and amortization and an increase in accrued merger and integration costs, deferred revenue, and compensation charges related to stock options, offset by the Company's net loss and increases in accounts receivable and deferred tax assets.

  Net cash used in investing activities resulted primarily from business and product acquisitions totaling $24.2 million in fiscal 1998 and $70 million in 1997 (See Notes 3 and 4 of Notes to Consolidated Financial Statements). The Company's investment activity also included net purchases and maturities and sales of short-term investments of $80.7 million in fiscal 1998, $19.7 million in fiscal 1997, and $40 million in fiscal 1996 and expenditures for fixed assets of $30 million in fiscal 1998, $20.6 million in fiscal 1997, and $11.8 million in fiscal 1996.

  Financing activities generated $9.6 million for fiscal 1998, of which $11.3 million was received from the issuance of common stock upon the exercise of common stock options and $1.8 million was used to decrease long-term debt and capital lease obligations. In fiscal 1997 financing activities generated $206 million, of which approximately $186 million was generated by the public offering of the Company's common stock in October 1996. Also, the Company received net proceeds of approximately $20.6 million from the issuance of common stock upon the exercise of common stock options. In fiscal 1996, financing activities generated approximately

$93.9 million, of which approximately $28.9 million was generated by the initial public offering of SQA in December 1995, approximately $30.4 million was generated by the initial public offering of Pure in August 1995, and approximately $29.9 million was generated by the public offering of the Company's common stock in June 1995. Fiscal 1996 financing activities also included net proceeds of approximately $4.4 million from the issuance of redeemable convertible preferred stock by SQA and approximately $4.8 million from the issuance of common stock upon the exercise of common stock options. In fiscal 1996, $2.9 million was used to decrease long-term debt and capital lease obligations.

  The Company believes that expected cash flow from operations combined with existing cash, cash equivalents, and short-term investments will be sufficient to meet its cash requirements for the foreseeable future. See "Factors That May Affect Future Results: Fluctuations in Operating Results; Risks Related to Recent or Future Acquisitions."

YEAR 2000 COMPLIANCE

  Rational is aware of the problems associated with computer systems as the year 2000 approaches. Year 2000 problems are the result of common computer programming techniques that result in systems that do not function properly when manipulating dates later than December 31, 1999. The problem may affect transaction processing computer applications used by the Company for accounting, distribution, and planning. The problem may also affect embedded systems such as building security systems, machine controllers, and other equipment.

  Rational is in the process of assessing and upgrading systems which fail to be year 2000 compliant and will continue to review internal system requirements and correct further issues as they are identified. Based on recent assessment, the Company does not anticipate incurring material costs to be year 2000 compliant. However, there can be no assurance that actual costs will not substantially exceed the Company's assessment due to internal year 2000 problems or year 2000 problems associated with the Company's products. Further, there can be no guarantee that the systems of other companies on which the Company's systems rely will be converted in a timely manner, or that a failure to convert by another company, including without limitation any of the Company's vendors, customers, or partners, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

ITEM 7(A)--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  None.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Rational Software Corporation

  We have audited the accompanying consolidated balance sheets of Rational Software Corporation as of March 31, 1998 and 1997, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity and cash flows for each of the three years in the period ended March 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. In July 1997, the Company merged with Pure Atria Corporation in a transaction which was accounted for as a pooling of interests. We did not audit the financial statements of Pure Atria Corporation for the years prior to fiscal 1998, which statements reflect total assets constituting 34% of the related 1997 consolidated financial statement totals, and which statements reflect net loss of approximately $6,657,000 and $3,522,000 of related 1997 and 1996 consolidated financial statement totals, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Pure Atria Corporation is based solely on the report of the other auditors. In February 1997, the Company merged with SQA, Inc. in a transaction which was accounted for as a pooling of interests. We did not audit the financial statements of SQA, Inc. for the years prior to fiscal 1997, which statements reflect net income of approximately $431,000 of related 1996 consolidated financial statement totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for SQA, Inc. is based solely on the report of the other auditors.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

  In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rational Software Corporation at March 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.

                                          /s/ Ernst & Young LLP

Palo Alto, California
April 21, 1998, except for Note Fifteen, as to which the date is April 23, 1998

             REPORT OF KPMG PEAT MARWICK LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Rational Software Corporation

  We have audited the consolidated balance sheet of Pure Atria Corporation and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1996 (which are separately presented herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial positions of Pure Atria Corporation and subsidiaries as of December 31, 1996 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          /s/ KPMG Peat Marwick LLP

Mountain View, California
January 21, 1997, except as to Note 2,
which is as of January 31, 1997

              REPORT OF ARTHUR ANDERSEN LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Rational Software Corporation

  We have audited the accompanying consolidated balance sheets of SQA, Inc. (a Delaware corporation) and its subsidiary as of December 31, 1994 and 1995, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of SQA, Inc. and subsidiary as of December 31, 1994 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                          /s/ Arthur Andersen LLP

Boston, Massachusetts
January 26, 1996

                         RATIONAL SOFTWARE CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               MARCH 31,
                                                          --------------------
                                                            1998       1997
                                                          ---------  ---------
                         ASSETS
Current assets:
  Cash and cash equivalents.............................. $ 126,229  $ 244,856
  Short-term investments.................................   163,241     82,539
  Accounts receivable, net of allowance for doubtful
   accounts of $3,638 and $4,001 in 1998 and 1997,
   respectively..........................................    71,379     63,043
  Prepaid expenses and other assets......................     7,239      6,921
  Deferred tax assets....................................    11,846      9,054
                                                          ---------  ---------
    Total current assets.................................   379,934    406,413
Property and equipment, net..............................    37,988     26,265
Other assets, net........................................    27,283     24,062
                                                          ---------  ---------
Total assets............................................. $ 445,205  $ 456,740
                                                          =========  =========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................... $  13,262  $  13,783
  Accrued employee benefits..............................    23,929     21,256
  Income taxes payable...................................    15,259      4,034
  Other accrued expenses.................................    18,345     15,532
  Current portion of accrued merger and integration
   expenses..............................................    26,226     24,607
  Deferred revenue.......................................    52,707     42,217
  Current portion of long-term debt and lease
   obligations...........................................     1,809      2,010
                                                          ---------  ---------
    Total current liabilities............................   151,537    123,439
Accrued rent.............................................       720        535
Long-term accrued merger and integration expenses........     5,600        916
Long-term debt...........................................       172      1,741
                                                          ---------  ---------
Total liabilities........................................   158,029    126,631
                                                          ---------  ---------
Commitments and contingencies
Stockholders' equity:
  Common stock, $0.01 par value, 150,000 shares
   authorized, 88,975 and 84,502 shares issued and
   outstanding in 1998 and 1997, respectively............       890        845
  Additional paid-in capital.............................   494,718    455,753
  Treasury stock.........................................    (1,340)    (1,340)
  Accumulated deficit....................................  (205,262)  (123,828)
  Cumulative translation adjustment......................    (1,830)    (1,321)
                                                          ---------  ---------
Total stockholders' equity...............................   287,176    330,109
                                                          ---------  ---------
Total liabilities and stockholders' equity............... $ 445,205  $ 456,740
                                                          =========  =========

                 See Notes to Consolidated Financial Statements

                         RATIONAL SOFTWARE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    YEARS ENDED MARCH 31,
                                                  ----------------------------
                                                    1998      1997      1996
                                                  --------  --------  --------
Net product revenue.............................. $184,953  $185,133  $126,876
Consulting and support revenue...................  125,717    92,735    61,261
                                                  --------  --------  --------
    Total revenue................................  310,670   277,868   188,137
Cost of product revenue..........................   19,709    11,777     9,735
Cost of consulting and support revenue...........   43,356    38,305    26,779
                                                  --------  --------  --------
    Total cost of revenue........................   63,065    50,082    36,514
                                                  --------  --------  --------
Gross margin.....................................  247,605   227,786   151,623
Operating expenses:
  Research and development expenses..............   61,560    47,239    33,773
  Sales and marketing expenses...................  138,709   108,403    80,063
  General and administrative expenses............   29,092    27,267    19,481
  Charges for acquired in-process research and
   development...................................      --     56,798    20,300
  Merger and integration costs...................   63,759    42,456     2,961
                                                  --------  --------  --------
  Total operating expenses.......................  293,120   282,163   156,578
                                                  --------  --------  --------
  Operating loss.................................  (45,515)  (54,377)   (4,955)
Other income, net................................   16,689    11,586     4,234
                                                  --------  --------  --------
  Loss before income taxes.......................  (28,826)  (42,791)     (721)
Provision for income taxes.......................    9,447     6,820     6,391
                                                  --------  --------  --------
Net loss......................................... $(38,273) $(49,611) $ (7,112)
                                                  ========  ========  ========
Net loss per share--basic and diluted............ $  (0.44) $  (0.62)
                                                  ========  ========
Shares used in computing net loss per share--
 basic and diluted...............................   87,575    79,631
                                                  ========  ========
Pro-forma net loss per share:
  Loss before income taxes, as reported..........                     $   (721)
  Pro-forma provision for income taxes...........                        7,115
                                                                      --------
  Pro-forma net loss per share...................                     $ (7,836)
                                                                      ========
  Pro-forma net loss per share--basic and
   diluted.......................................                     $  (0.11)
                                                                      ========
  Shares used in computing pro-forma net loss per
   share--basic and diluted......................                       69,778
                                                                      ========

                 See Notes to Consolidated Financial Statements

                         RATIONAL SOFTWARE CORPORATION

      CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                              STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                       REDEEMABLE
                                                      CONVERTIBLE
                                                    PREFERRED STOCK
                                                    -----------------
                                                    SHARES    AMOUNT
                                                    -------  --------
BALANCE AT MARCH 31, 1995....                        11,684  $ 14,363
 Issuance of Series D
  preferred stock............                         2,102    14,161
 Conversion of redeemable
  preferred stock to common
  stock......................                       (13,786)  (28,524)
 Issuance of common stock,
  net of $808 in costs.......                           --        --
 Issuance of common stock,
  net of $852 in costs.......                           --        --
 Issuance of common stock for
  the acquisition of
  Objectory AB...............                           --        --
 Issuance of common stock
  pursuant to Pure initial
  public offering, net of
  expenses of $800...........                           --        --
 Exercise of common stock
  options....................                           --        --
 Purchase of treasury stock..                           --        --
 Issuance of common stock
  under Employee Stock
  Purchase Plan..............                           --        --
 Compensation expense for
  stock option grants........                           --        --
 Tax benefit from option
  transactions...............                           --        --
 Cumulative translation
  adjustment.................                           --        --
 Distributions to
  stockholders...............                           --        --
 Reclassification of
  undistributed S Corporation
  earnings...................                           --        --
 Net loss....................                           --        --
                                                    -------  --------
BALANCE AT MARCH 31, 1996....                           --        --
 Issuance of common stock,
  net of expenses of $675....                           --        --
 Exercise of common stock
  options....................                           --        --
 Issuance of common stock
  under Employee Stock
  Purchase Plan..............                           --        --
 Tax benefit from option
  transactions...............                           --        --
 Compensation expense for
  stock option grants........                           --        --
 Cumulative translation
  adjustment.................                           --        --
 Net loss....................                           --        --
 Net transactions of SQA from
  January 1, 1997, to
  March 31, 1997.............                           --        --
                                                    -------  --------
BALANCE AT MARCH 31, 1997....                           --        --
 Exercise of common stock
  options....................                           --        --
 Issuance of common stock
  under Employee Stock
  Purchase Plan..............                           --        --
 Cumulative translation
  adjustment.................                           --        --
 Net loss....................                           --        --
 Net transactions of Pure
  Atria from January 1, 1997,
  to March 31, 1997..........                           --        --
                                                    -------  --------
BALANCE AT MARCH 31, 1998....                           --        --
                                                    =======  ========
                                                                             STOCKHOLDERS' EQUITY
                                                    -------------------------------------------------------------------------
                                                       COMMON
                                                        STOCK      ADDITIONAL                       CUMULATIVE      TOTAL
                                                    --------------  PAID-IN   TREASURY  ACCUMULATED TRANSLATION STOCKHOLDERS'
                                                    SHARES  AMOUNT  CAPITAL    STOCK      DEFICIT   ADJUSTMENT     EQUITY
                                                    ------- ------ ---------- --------- ----------- ----------- -------------
BALANCE AT MARCH 31, 1995....                       51,946   $520   $ 99,371  $(1,340)   $ (59,533)       --      $ 39,018
 Issuance of Series D
  preferred stock............                          --     --         (20)     --           --         --           (20)
 Conversion of redeemable
  preferred stock to common
  stock......................                       10,736    108     28,416      --           --         --        28,524
 Issuance of common stock,
  net of $808 in costs.......                        1,720     17     28,935      --           --         --        28,952
 Issuance of common stock,
  net of $852 in costs.......                        5,759     57     29,888      --           --         --        29,945
 Issuance of common stock for
  the acquisition of
  Objectory AB...............                        1,497     15      8,754      --           --         --         8,769
 Issuance of common stock
  pursuant to Pure initial
  public offering, net of
  expenses of $800...........                        1,800     18     30,378      --           --         --        30,396
 Exercise of common stock
  options....................                        1,828     19      3,881      --           --         --         3,900
 Purchase of treasury stock..                          (86)    (1)        (8)     --           --         --            (9)
 Issuance of common stock
  under Employee Stock
  Purchase Plan..............                          190      1        901      --           --         --           902
 Compensation expense for
  stock option grants........                          --     --         229      --           --         --           229
 Tax benefit from option
  transactions...............                          --     --         800      --           --         --           800
 Cumulative translation
  adjustment.................                          --     --         --       --           --         (12)         (12)
 Distributions to
  stockholders...............                          --     --         --       --        (1,800)       --        (1,800)
 Reclassification of
  undistributed S Corporation
  earnings...................                          --     --       1,625      --        (1,625)       --           --
 Net loss....................                          --     --         --       --        (7,112)       --        (7,112)
                                                    ------- ------ ---------- --------- ----------- ----------- -------------
BALANCE AT MARCH 31, 1996....                       75,390    754    233,150   (1,340)     (70,070)       (12)     162,482
 Issuance of common stock,
  net of expenses of $675....                        5,446     55    190,673      --           --         --       190,728
 Exercise of common stock
  options....................                        2,697     27     10,465      --           --         --        10,492
 Issuance of common stock
  under Employee Stock
  Purchase Plan..............                          945      9      5,726      --           --         --         5,735
 Tax benefit from option
  transactions...............                          --     --       9,830      --           --         --         9,830
 Compensation expense for
  stock option grants........                          --     --       5,758      --           --         --         5,758
 Cumulative translation
  adjustment.................                          --     --         --       --           --      (1,309)      (1,309)
 Net loss....................                          --     --         --       --       (49,611)       --       (49,611)
 Net transactions of SQA from
  January 1, 1997, to
  March 31, 1997.............                           24    --         151      --        (4,147)       --        (3,996)
                                                    ------- ------ ---------- --------- ----------- ----------- -------------
BALANCE AT MARCH 31, 1997....                       84,502    845    455,753   (1,340)    (123,828)    (1,321)     330,109
 Exercise of common stock
  options....................                        2,057     22      5,141      --           --         --         5,163
 Issuance of common stock
  under Employee Stock
  Purchase Plan..............                          698      6      6,178      --           --         --         6,184
 Cumulative translation
  adjustment.................                          --     --         --       --           --         (53)         (53)
 Net loss....................                          --     --         --       --       (38,273)       --       (38,273)
 Net transactions of Pure
  Atria from January 1, 1997,
  to March 31, 1997..........                        1,718     17     27,646      --       (43,161)      (456)     (15,954)
                                                    ------- ------ ---------- --------- ----------- ----------- -------------
BALANCE AT MARCH 31, 1998....                       88,975   $890   $494,718  $(1,340)   $(205,262)   $(1,830)    $287,176
                                                    ======= ====== ========== ========= =========== =========== =============

                 See Notes to Consolidated Financial Statements

                         RATIONAL SOFTWARE CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                    YEARS ENDED MARCH 31,
                                                -------------------------------
                                                  1998       1997       1996
                                                ---------  ---------  ---------
OPERATING ACTIVITIES:
Net loss......................................  $ (38,273) $ (49,611) $  (7,112)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
 Charges for acquired in-process research and
  development.................................        --      56,798     20,300
 Depreciation.................................     13,387      9,381      6,755
 Amortization.................................      7,496      1,985      1,152
 Compensation expense related to stock
  options.....................................        --         145        229
 Tax benefits of stock option exercises.......        --       9,830        800
 Noncash merger and integration costs.........      7,625      7,109        331
 Changes in operating assets and liabilities:
  Accounts receivable.........................     (8,336)   (22,782)   (13,800)
  Prepaid expenses and other, net.............       (318)      (904)    (1,713)
  Deferred tax assets.........................     (4,851)    (6,765)    (2,236)
  Accounts payable............................       (521)     7,112       (714)
  Accrued employee benefits and other accrued
   expenses...................................      5,671      3,250     10,081
  Income taxes payable........................     11,225     (2,052)     2,295
  Accrued merger and integration expenses.....     (1,322)    21,288      1,558
  Deferred revenue............................     10,490     10,324     15,392
                                                ---------  ---------  ---------
Net cash provided by operating activities.....      2,273     45,108     33,318
INVESTING ACTIVITIES:
Purchase of short-term investments............   (486,710)  (185,015)  (103,202)
Maturities and sales of short-term
 investments..................................    406,008    165,314     63,160
Purchases of property and equipment...........    (29,961)   (20,648)   (11,820)
Proceeds from sale of fixed assets............      4,850        --         --
Net changes in other assets...................     (8,657)        74       (395)
Business combinations, net of cash acquired...    (15,498)   (69,992)    (2,858)
                                                ---------  ---------  ---------
Net cash used in investing activities.........   (129,968)  (110,267)   (55,115)
FINANCING ACTIVITIES:
Principal payments under long-term debt and
 capital lease obligations....................     (1,770)      (965)    (2,867)
Net proceeds from issuances of common stock...     11,347    206,810     94,085
Net proceeds from the sale of redeemable
 convertible preferred stock,
 net of issuance costs........................        --         --       4,435
S Corporation distributions to stockholders...        --         --      (1,800)
                                                ---------  ---------  ---------
Net cash provided by financing activities.....      9,577    205,845     93,853
Effect of changes in foreign currency exchange
 rate on cash.................................       (509)      (502)      (155)
                                                ---------  ---------  ---------
Net (decrease) increase in cash and cash
 equivalents..................................   (118,627)   140,184     71,901
Cash and cash equivalents at beginning of
 year.........................................    244,856    104,672     32,771
                                                ---------  ---------  ---------
Cash and cash equivalents at end of year......  $ 126,229  $ 244,856  $ 104,672
                                                =========  =========  =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
Cash paid for income taxes....................  $   2,577  $   4,235  $   4,872
Noncash investing and financing activities:
 Conversion of redeemable preferred stock to
  common stock................................        --         --   $  28,524
Redeemable convertible preferred stock issued
 in connection with acquisition of QualTrak
 Corporation..................................        --         --   $   9,706

                 See Notes to Consolidated Financial Statements

                         RATIONAL SOFTWARE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1998

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

  Organization and basis of presentation. Rational Software Corporation (the Company) was incorporated under the laws of Delaware on July 28, 1982. The Company develops, markets, and supports a comprehensive solution for companies that depend on their ability to develop software. The Company provides an integrated suite of software products and services designed to improve the software-development process.

  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, including Pure Atria Corporation and SQA, Inc., which merged with the Company effective July 30, 1997, and February 26, 1997, respectively. The historical consolidated financial statements of the Company for all periods prior to such merger dates have been restated to reflect the mergers, which have been accounted for as poolings of interests. The consolidated financial statements at March 31, 1997, and for the years ended March 31, 1997 and 1996, have been restated to include the financial results of Pure Atria at December 31, 1996, and the years ended December 31, 1996 and 1995, respectively. The consolidated statement of operations for the year ended March 31, 1996, has also been restated to include the December 31, 1995, results of SQA, Inc. All intercompany transactions and balances have been eliminated upon consolidation.

  Use of estimates. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Revenue recognition. The Company recognizes revenue and related costs from the sale of its software products upon shipment to the customer if collection is probable and remaining Company obligations are insignificant. Revenue from software royalties, whether they are advance payments that are nonrefundable or minimum royalty guarantee payable over a fixed period, is recorded when the earnings process is complete and collection is considered probable. Revenue from consulting services is recognized when earned. Customer-support revenue is deferred and recognized on a straight-line basis over the period covered by the customer-support agreements. Contract revenue, which generally represents special or custom-engineering development with milestone payments, is recognized under the percentage of completion method in conformity with Accounting Research Bulletin No. 45, "Long-Term Construction-Type Contracts," using the relevant guidance in Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts."

  Software capitalization. Computer software-development costs are capitalized after the economic and technological feasibility of a new product is established. Capitalized costs are amortized on a product basis over the estimated economic life of a general-release product, which generally does not exceed three years. The annual amortization is the greater of the amount computed using the straight-line method or the amount computed using the ratio of current revenue to the total of current and anticipated future revenues. Capitalized software-development costs are also written down periodically to net realizable value based on an analysis of anticipated future revenues. Research and development costs prior to the establishment of the economic and technological feasibility of a product are expensed as incurred.

  There were no capitalized software-development costs as of March 31, 1998 and 1997, and software amortization expense was $329,000 for the year ended March 31, 1996.

  Translation of local currencies. The Company's international subsidiaries operate primarily using local functional currencies. Accordingly, all assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. The resulting cumulative translation adjustments are presented as a separate component of stockholders' equity. Realized and unrealized exchange gains or losses from transaction adjustments are reflected in operations and are not material.

                         RATIONAL SOFTWARE CORPORATION

                                MARCH 31, 1998


  Derivative financial instruments. A portion of the Company's business is conducted in currencies other than the U.S. dollar. Changes in the value of major local currencies relative to the U.S. dollar could adversely affect operating results.

  The Company uses forward foreign exchange contracts that are designated to reduce a portion of its exposure to foreign currency risk from balance sheet exposures resulting from the changes in foreign currency exchange rates. Such exposures result from the portion of the Company's assets and liabilities that are denominated in currencies other than the functional currency of the legal entity, including local currency denominated assets and liabilities in U.S. dollar functional currency entities. Forward contracts are accounted for on a market-to-market basis with realized and unrealized gains or losses recognized in the period in which they are settled. Such contracts meet the criteria established in FASB 52 for hedge accounting treatment. The Company finds it impractical to hedge all foreign currencies in which it conducts business. As a result, the Company will continue to experience foreign currency gains and losses.

  The Company does not use derivative financial instruments for speculative trading purposes, nor does it hold or issue leveraged derivative financial instruments.

  Other income. During the year ended March 31, 1998, other income consisted primarily of interest earned on the Company's excess cash, cash equivalents, and short-term investments and interest expense. It also included gains and losses on foreign currency transactions.

  Net loss per share. In 1997, the Financial Accounting Standards Board issued Statement No. 128 (FAS 128), "Earnings per Share." FAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. In addition, in February 1998, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 98, "Earnings per Share." Staff Accounting Bulletin No. 98 affected the treatment of certain stock and warrants (cheap stock) issued within one year of an initial public offering. Upon the adoption of FAS 128, the staff generally does not continue to believe that such stock and warrants should be treated as outstanding for all reporting periods. Earnings per share amounts presented have been restated to conform to the requirements of FAS 128 and Staff Accounting Bulletin No. 98. As a result of the Company's net losses, the effect of stock options on the net loss per share calculation would be antidilutive, and therefore shares used in computing basic and dilutive net loss per share are equivalent in all periods presented.

  Pro-forma net loss for the year ended March 31, 1996, includes a provision for income taxes as if Performix, Inc., (Performix) had been a C corporation, fully subject to federal and state income taxes. Prior to its acquisition by the Company, Performix had elected S corporation status for income tax purposes, and consequently, historical results as they relate to Performix do not include a provision for income taxes.

  Cash, cash equivalents, and short-term investments. Cash equivalents are highly liquid investments with original maturity dates of three months or less at the date of acquisition. Investments with maturity dates of greater than three months are considered to be short-term investments.

  All the Company's cash equivalents and short-term investments are classified as available-for-sale and are recorded at amounts that approximate fair value based on quoted market prices at March 31, 1998 and 1997. Unrecognized gains and losses and declines in value judged to be other than temporary on available-for-sale

                         RATIONAL SOFTWARE CORPORATION

                                MARCH 31, 1998

securities are included in interest income. The cost of securities sold is based on the specific identification method.

  Property and equipment. The Company's property and equipment are recorded at cost and are generally depreciated over three-to-five-year periods using the straight-line method. The cost of furniture and equipment under capital leases is recorded at the lower of the present value of the minimum lease payments or the fair value of the asset and is amortized over the shorter of the term of the related lease or the estimated useful life of the asset. Leasehold improvements are depreciated over the remaining life of the lease.

  In accordance with Statement of Financial Accounting Standards No. 121 (FAS
121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company is required to review for impairment long-lived assets, certain identifiable intangibles, and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. In certain situations, an impairment loss would be recognized.

  Stock-based compensation. The Company has elected to follow Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options, because the alternative fair value accounting provided for under FASB Statement No. 123 (FAS 123), "Accounting for Stock-Based Compensation" requires use of option valuation models that were not developed for use in valuing employee stock options. The Company generally grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant, and accordingly, no compensation expense is recorded. The Company recognizes compensation expense for those options granted with an exercise price less than fair value at the date of grant.

  Fair value of financial instruments. The carrying values reported in the balance sheet for cash and cash equivalents, short-term investments, and long-term debt approximate fair value. The fair value of short-term investments is based on quoted market prices.

  Advertising costs. The Company expenses advertising costs as incurred. Advertising costs totaled $6.5 million, $4.1 million, and $4 million for the years ended March 31, 1998, 1997, and 1996, respectively.

  Reclassifications. Certain prior-year amounts have been reclassified to conform with current-year presentation.

  Recent pronouncements. In June 1997, the Financial Accounting Standards Board issued Statement No. 130 (FAS 130), "Reporting Comprehensive Income." This statement requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997, and will be adopted by the Company for the year ending March 31, 1999.

  In addition, during June 1997, the Financial Accounting Standards Board issued Statement No. 131 (FAS 131), "Disclosures about Segments of an Enterprise and Related Information." This statement replaces Statement No. 14 and changes the way public companies report segment information. This statement is effective for fiscal years beginning after December 15, 1997, and will be adopted by the Company for the year ending March 31, 1999. Adoption of these pronouncements is not expected to have a material impact on the Company's consolidated financial statements.

                         RATIONAL SOFTWARE CORPORATION

                                MARCH 31, 1998

  Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition," was issued in October 1997, superseding SOP 91-1, and is effective for transactions entered into for fiscal years beginning after December 15, 1997. SOP 97-2 addresses software revenue recognition matters primarily from a conceptual level, and detailed implementation guidelines have not been issued. The Company believes that adoption of SOP 97-2 will have no material impact on its existing revenue recognition practices.

2. RISKS DUE TO CONCENTRATIONS

  Concentrations of credit risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, and accounts receivable. The Company's investment policy limits its exposure to concentrations of credit risk for cash equivalents and short-term investments. The Company sells its products primarily to major corporations that develop software and systems integrators that serve a wide variety of international markets. Collateral or deposits generally are not required from customers who demonstrate a positive credit record and sound financial condition. The Company maintains reserves for potential credit losses, and such losses have been within management's expectations. No single customer accounted for 10% or more of total revenues for all periods presented.

  International sales. International sales currently account for approximately 34% of the Company's revenues, and the Company expects that international sales will continue to account for a significant portion of the Company's revenues in future periods. Any material adverse effect on the Company's international business would have a material adverse effect on the Company's financial statements. Also, the Company's international sales are generally denominated in foreign currencies. Losses on the conversion of foreign-denominated receivables into U.S. dollars may have a material adverse effect on the Company's financial statements.

  From time to time, the Company enters into short-term forward foreign exchange contracts to hedge against the impact of foreign currency fluctuations on accounts receivable denominated in foreign currencies. The Company's objective is to offset the underlying foreign currency denominated accounts receivable by the total amount of these contracts. The gains or losses on the contracts are included in other income as the contracts expire and are offset by gains and losses on the underlying receivables being hedged. At March 31, 1998 and 1997, the Company had outstanding forward exchange contracts, all having maturities of approximately 35 and 30 days, respectively, to exchange various European currencies for U.S. dollars in the amounts of $25.1 million and $7.4 million, respectively. Two major U.S. multinational banks are counterparty to all these contracts. The net gains and losses associated with all forward exchange contracts in fiscal 1998, 1997, and 1996 are not material to the Company's results of operations.

3. BUSINESS COMBINATIONS: POOLINGS OF INTERESTS

  Merger with Pure Atria Corporation. On July 30, 1997, the Company acquired Pure Atria Corporation (Pure Atria) pursuant to which the Company issued 39,082,337 shares of common stock. In addition, each outstanding option or right to purchase Pure Atria common stock under various stock option and purchase plans were assumed by the Company after first being reduced by the
0.90 exchange ratio and became an option or right to purchase the Company's common stock. Pure Atria was primarily involved in developing, marketing, and supporting a comprehensive, integrated suite of software products that enabled the production of reliable, high-quality software and improved the development process. For income tax purposes, Pure Atria was acquired in a tax-free reorganization.

  Merger with SQA, Inc. On February 26, 1997, the Company acquired SQA, Inc.,
(SQA) pursuant to which the Company issued approximately 6,997,000 shares of common stock. In addition, each outstanding option or

                         RATIONAL SOFTWARE CORPORATION

                                MARCH 31, 1998

right to purchase SQA common stock under various stock option and purchase plans were assumed by the Company after first being reduced by the 0.86 exchange ratio and became an option or right to purchase the Company's common stock. SQA was primarily involved in developing and marketing integrated software products for the automated testing and quality management of Windows-based client/server applications. For income tax purposes, SQA was acquired in a tax-free reorganization.

  Merger with Atria Software, Inc. On August 26, 1996, the Company acquired Atria Software, Inc., (Atria) pursuant to which the Company issued 20,014,925 shares of common stock. In addition, each outstanding option or right to purchase Atria common stock under Atria's various stock option and purchase plans were assumed by the Company after first being increased by the 1.3902 exchange ratio. Atria was primarily involved in developing, marketing, and supporting software that facilitated the management of complex software development, enhancement, and maintenance. For income tax purposes, Atria was acquired in a tax-free reorganization.

  Merger with Performix, Inc. On November 21, 1995, the Company acquired Performix, pursuant to which the Company issued 1,432,327 shares of common stock. In addition, all options to purchase Performix common stock then outstanding were assumed by the Company. Each assumed option continues to have, and is subject to, the same terms and conditions set forth in the respective option agreement applicable to such option immediately prior to the date of acquisition, subject to adjustment of the number of shares and exercise price thereof to reflect the exchange ratio of Performix shares for the Company's shares. For income tax purposes, Performix was acquired in a tax-free reorganization. Performix was an S corporation for federal income tax purposes prior to its acquisition. Upon acquisition, the S corporation status terminated, resulting in a one-time deferred tax expense of approximately $650,000.

  These acquisitions were accounted for as poolings of interests, and accordingly, the Company's consolidated financial statements and notes thereto have been restated to include the financial position and results of these mergers for all periods presented.

                         RATIONAL SOFTWARE CORPORATION

                                MARCH 31, 1998


  The following information shows revenue and net income (loss) of the separate companies for the periods preceding the combination (in thousands):

                                           THREE MONTHS  YEAR ENDED MARCH 31,
                                          ENDED JUNE 30, ----------------------
                                               1997         1997        1996
                                          -------------- ----------  ----------
                                           (UNAUDITED)
   Revenues:
     Rational............................    $42,928     $  121,264  $   91,107
     Pure Atria..........................     23,220        132,495         --
     Pure................................        --             --       44,042
     Atria...............................        --             --       40,143
     SQA.................................        --          24,109      12,845
                                             -------     ----------  ----------
       Combined..........................    $66,148     $  277,868  $  188,137
                                             =======     ==========  ==========
   Net income (loss):
     Rational............................    $ 7,814     $  (40,518) $   (4,021)
     Pure Atria..........................     (2,686)        28,598         --
     Pure................................        --             --       (8,695)
     Atria...............................        --             --        5,173
     SQA.................................        --           4,765         431
     Merger charges......................        --         (42,456)        --
                                             -------     ----------  ----------
       Combined..........................    $ 5,128     $  (49,611) $   (7,112)
                                             =======     ==========  ==========

  Revenue and net loss of Pure Atria for the three months ended March 31, 1997, was $30 million and $43.2 million, respectively. These results include the acquisition of Integrity QA in January 1997. (See Note 4.) Revenue and net loss of SQA for the three months ended March 31, 1997, was $2.4 million and $4.1 million, respectively. The net transactions of Pure Atria and SQA for the three months ended March 31, 1997, have been included in the consolidated statement of redeemable convertible preferred stock and stockholders' equity as single line items and excluded from the consolidated statements of operations and cash flows as a result of the different fiscal year ends of these merged entities.

4. BUSINESS COMBINATIONS: PURCHASES

  Purchase of Integrity QA Software, Inc. During January 1997, the Company acquired all the outstanding shares of capital stock of Integrity QA Software, Inc., (Integrity) and assumed all outstanding options to purchase Integrity common stock in exchange for options to purchase 100,263 shares of the Company's stock. The Company also assumed all outstanding warrants to purchase Integrity preferred stock in exchange for 1,113,505 shares of common stock. Integrity developed, marketed, and supported quality-assurance software products. As a result of the acquisition, the Company recorded one-time pretax charges to operations of $43.6 million for acquired in-process research and development and $1.1 million for certain merger and integration expenses during the quarter ended March 31, 1997. As a result of the different year ends of Rational and Pure Atria, net transactions of Pure Atria for the quarter ended March 31, 1997, which include the charge for acquired in-process research and development, are reflected in the consolidated statements of redeemable convertible preferred stock and stockholders' equity. The operating results of Integrity are included in the consolidated results of the Company from the date of acquisition.

  Purchase of Performance Awareness Corporation. During March 1997, the Company acquired all the outstanding shares of capital stock of Performance Awareness Corporation for cash and assumed the outstanding

                         RATIONAL SOFTWARE CORPORATION

                                MARCH 31, 1998

Performance Awareness employee stock options in exchange for options to purchase 250,000 shares of the Company's common stock. Performance Awareness developed, marketed, and supported automated software-quality products and related services that provided solutions for the software-testing market. The aggregate purchase price (including direct acquisition costs) was $32.9 million in cash and fair value of options that were assumed by the Company. The operating results of Performance Awareness are included in the consolidated results of the Company from the date of acquisition.

  Other business combinations: purchases. In fiscal 1997, the Company made four separate purchase transactions relating to different software companies and products. The aggregate purchase price (including direct acquisition costs) was $38.9 million plus notes payable of approximately $2.8 million for those acquisitions. Also, the Company assumed the outstanding employee stock options from one acquisition in exchange for stock options to purchase 6,450 shares of common stock of the Company. In fiscal 1996, the Company made three purchase transactions relating to different software companies and products. The aggregate purchase price (including direct acquisition costs) was $22.2 million for those acquisitions. The Company also issued 740,126 shares of redeemable convertible preferred stock and 1,496,718 shares of common stock relating to these acquisitions. The operating results of the companies acquired are included in the consolidated results of the Company from their respective dates of acquisition.

  The Company has accounted for the acquisitions of Integrity QA, Performance Awareness Corporation, and the other business combinations using the purchase method, and accordingly, the operating results of the respective companies are included in the consolidated results of the Company from the dates of acquisition. The consolidated balance sheets include the assets and liabilities of these businesses at March 31, 1998. The total purchase price paid for each acquisition was allocated based on discounted cash-flow-valuation techniques and is summarized as follows (in thousands):

                                                 MARCH 31,
                             --------------------------------------------------
                                 1998               1997               1996
                             ------------ ------------------------ ------------
                                          PERFORMANCE    OTHER        OTHER
                                           AWARENESS    BUSINESS     BUSINESS
                             INTEGRITY QA CORPORATION COMBINATIONS COMBINATIONS
                             ------------ ----------- ------------ ------------
   Property and equipment..    $   184      $   894     $   656      $   608
   Intangible assets.......        --        10,094      11,933        2,057
   Severance and facility
    accruals...............     (1,100)      (3,573)       (163)        (312)
   Net assets (liabilities)
    acquired...............        102       (1,848)       (128)        (479)
   In-process research and
    development............     44,700       27,362      29,436       20,300
                               -------      -------     -------      -------
                               $43,886      $32,929     $41,734      $22,174
                               =======      =======     =======      =======

  Intangible assets include developed technology, assembled workforce, customer base, trade name, and covenant not-to-compete. The estimated average useful life of these assets is four years. Accumulated amortization of intangible assets totaled $11.4 million and $2.8 million at March 31, 1998 and 1997, respectively. In-process research and development represents the present value of the estimated cash flows expected to be generated by the related technology from each acquisition, which at the date of purchase had not yet reached the point of technological feasibility and did not have an alternative future use. Therefore, in accordance with generally accepted accounting principles, the in-process research and development was written off and charged to operations during the quarter in which the purchase took place.

  The unaudited combined pro-forma results of operations of the Company for fiscal 1997, assuming the business combinations had occurred at the beginning of fiscal 1997, would have resulted in net revenue of

                         RATIONAL SOFTWARE CORPORATION

                                MARCH 31, 1998

$291.1 million, net loss of $56.7 million, and net loss per share of $0.71, including nonrecurring charges for acquired in-process research and development of $56.8 million. The unaudited pro-forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred had the transactions been completed at the beginning of fiscal 1997, nor is it necessarily indicative of future operating results.

5. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

  The Company's short-term investments are as follows (in thousands):

                                                                  MARCH 31,
                                                               ----------------
                                                                 1998    1997
                                                               -------- -------
   Bank certificates of deposit...............................   10,529      60
   U.S. treasury and agency obligations.......................   18,007  35,760
   Municipal obligations......................................   65,077  26,783
   Corporate securities.......................................   69,628  19,936
                                                               -------- -------
     Total.................................................... $163,241 $82,539
                                                               ======== =======

  Realized gains and losses on sales of available-for-sale securities were immaterial for the years ended March 31, 1998 and 1997. There were no significant unrealized holding gains or losses on such securities at March 31, 1998 and 1997.

  Debt securities at March 31, 1998 and 1997, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations.

                                                                  MARCH 31,
                                                              ------------------
                                                                1998      1997
                                                              --------- --------
   Short-term investments:
     Due in one year or less................................. $ 134,241 $ 82,539
     Due after one year......................................    29,000      --
                                                              --------- --------
       Total................................................. $ 163,241 $ 82,539
                                                              ========= ========

6. PROPERTY AND EQUIPMENT

  Property and equipment is as follows (in thousands):

                                                                 MARCH 31,
                                                             ------------------
                                                               1998      1997
                                                             --------  --------
   Computer, office, and manufacturing equipment............ $ 62,063  $ 45,447
   Office furniture.........................................    9,184     7,256
   Leasehold improvements...................................    7,136     3,789
   Construction in progress.................................    3,276     1,216
                                                             --------  --------
                                                               81,659    57,708
   Accumulated depreciation and amortization................  (43,671)  (31,443)
                                                             --------  --------
   Net property and equipment............................... $ 37,988  $ 26,265
                                                             ========  ========

                         RATIONAL SOFTWARE CORPORATION

                                MARCH 31, 1998


7. ACCRUED MERGER AND INTEGRATION EXPENSES

  Merger expenses consist principally of transaction fees for investment bankers, attorneys, accountants, financial printing, and other related charges. Integration costs include severance and other employee-related charges, elimination of redundant facilities, write-off of excess property and equipment and certain intangible assets, and other professional fees. Details of the merger and integration provisions recorded at the time of the Pure Atria, SQA, and Atria poolings of interests are as follows (in thousands):

                                     SEVERANCE
                                     AND OTHER      ASSET
                                     EMPLOYEE-   WRITE-OFFS
                         TRANSACTION  RELATED     AND LEASE
                            COSTS     CHARGES   CANCELLATIONS  OTHER    TOTAL
                         ----------- ---------  ------------- -------  --------
Provision recorded at
 acquisition of Atria...  $  8,319   $ 16,538      $ 5,998    $ 4,400  $ 35,255
Provision recorded at
 acquisition of SQA.....     3,100      1,767          584      1,750     7,201
Change in estimate......       --         960         (560)      (400)      --
Noncash write-offs......       --      (4,018)      (2,451)      (640)   (7,109)
Cash payments...........   (10,285)    (3,469)        (550)    (2,313)  (16,617)
                          --------   --------      -------    -------  --------
Accrued as of March 31,
 1997...................     1,134     11,778        3,021      2,797    18,730
Provision recorded at
 acquisition of Pure
 Atria..................    15,629     18,339       19,352     10,439    63,759
Change in estimate......       --         --           --         --        --
Noncash write-offs......       --         --        (6,469)    (1,156)   (7,625)
Cash payments...........   (15,556)   (21,773)      (2,006)    (7,635)  (46,970)
                          --------   --------      -------    -------  --------
Accrued as of March 31,
 1998...................  $  1,207   $  8,344      $13,898    $ 4,445  $ 27,894
                          ========   ========      =======    =======  ========

  Severance and other employee-related charges. As a result of the mergers, certain technical support, customer service, distribution, sales, marketing, and administrative functions were combined and reduced. Approximately 37 and 20 employees were terminated in fiscal 1998 and fiscal 1997, respectively, as a result of this activity. The Company also committed to pay noncontingent retention bonuses and commissions to other employees, and these costs have been included in the accrual. In addition, in fiscal 1997, certain employees received accelerated vesting on their options in conjunction with their termination subsequent to the merger, for which a compensation charge of $4 million was recorded.

  Asset write-offs and lease cancellations. The Company has consolidated duplicate offices in Europe and has relocated the North American headquarters to a larger facility. The accrual includes lease payments resulting from the planned closure of these facilities, which are expected to continue through the lease term or penalties associated with early termination of the leases. Certain intangibles that will have no benefit to the combined operations were written off. Redundant property and equipment were either disposed of or written down to their estimated net realizable value.

  Other. Other consists of incurred costs associated with communication of the merger to employees and costs associated with existing offices in Europe, discontinuance of the Pure Vision product line, and termination of European and Asian distributors. Payments associated with these activities were primarily expended through the first quarter of 1997.

  The Company also has accrued $3.9 million and $6.8 million as of March 31, 1998 and 1997, relating to other business acquisitions during prior years.

                         RATIONAL SOFTWARE CORPORATION

                                MARCH 31, 1998

8. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

  The Company leases certain equipment and furniture under capitalized lease obligations. The related obligations under capitalized leases represent the present value of future minimum lease payments. Assets capitalized under leases totaled $4.5 million and $4.5 million at March 31, 1998 and 1997, respectively. Notes payable to former Softlab AB stockholders and capitalized lease obligations consist of the following (in thousands):

                                                                MARCH 31,
                                                             ----------------
                                                              1998     1997
                                                             -------  -------
   Notes payable to former Softlab AB stockholders.......... $ 1,490  $ 2,800
   Present value of capital lease obligations...............     197      416
   Other....................................................     294      535
                                                             -------  -------
                                                               1,981    3,751
   Less current portion of notes payable and capital lease
    obligations.............................................  (1,809)  (2,010)
                                                             -------  -------
   Due after one year....................................... $   172  $ 1,741
                                                             =======  =======

9. COMMITMENTS AND CONTINGENCIES

  The Company leases its primary office space under operating leases. Rental expense for facilities was approximately $13.4 million, $7.2 million, and $4.8 million for the fiscal years ended March 31, 1998, 1997, and 1996, respectively. Estimated future rents from sublease agreements are $2 million, $1.7 million, and $382,000 in fiscal 1999, 2000, and 2001, respectively. Future minimum rental payments, net of sublease income, are as follows for the fiscal years indicated as of March 31 (in thousands):

   1999................................................................. $13,340
   2000.................................................................  13,045
   2001.................................................................  10,326
   2002.................................................................   7,776
   2003.................................................................   7,362
   Thereafter...........................................................  13,561
                                                                         -------
                                                                         $65,410
                                                                         =======

  As of March 31, 1998, the Company had two letters of credit outstanding in the amount of $250,000 and $3 million guaranteeing certain rental payments at its office locations in Lexington, Massachusetts, and Cupertino, California, respectively.

  Legal matters. Certain virtually identical punitive stockholder class action lawsuits have been filed against the Company, two of its officers, and Cowen & Company. The complaints allege that defendants violated Sections 10(b) and 20A of the Securities Exchange Act of 1934 through the selective disclosure of material inside information regarding the Company's prospects and seek damages on behalf of a class of stockholders who purchased the Company's common stock on October 8, 1997. Defendants' motions to transfer the cases pending in New York and Virginia have been granted, and all pending actions will be consolidated in the Northern District of California. A consolidated amended complaint has not yet been filed; the case is in its preliminary stages. The Company believes that the action is without merit and intends to defend the case vigorously.

                         RATIONAL SOFTWARE CORPORATION

                                MARCH 31, 1998

  On December 16, 1996, the Company filed a lawsuit against Silicon Graphics, Inc., (SGI) arising from SGI's failure to pay certain royalties due to the Company under a software license agreement entered into between the Company's predecessor, Verdix Corporation, and SGI. SGI has filed an answer denying the Company's allegations and also filed a cross-complaint against the Company for unspecified damages for alleged wrongdoing arising out of the license agreement with SGI. The Company denies the allegations and intends to vigorously defend itself.

  From time to time, the Company is subject to legal claims. Historically, the cost of resolution of the claims has not been significant. However, any adverse outcome to these or future lawsuits against the Company may result in a material adverse effect on the Company's financial condition.

10. STOCKHOLDERS' EQUITY

  Common stock. In July 1996, the Company's board of directors and stockholders approved a two-for-one stock split payable in the form of a stock dividend to stockholders. All share and per share information have been adjusted to reflect this change.

  During October 1996, the Company sold 5,188,000 shares of common stock in a public offering. Net proceeds from the sale were $186.4 million after deducting underwriting discounts, commissions, and other related expenses.

  Stock options. The Company provides equity incentives to employees and directors by means of incentive stock options and nonstatutory options which historically have been provided under various stock option plans. The Company now issues options from the Stock Option Plan for Directors, the 1997 Stock Option Plan, and the 1997 Supplemental Plan. Stock options generally vest over a period of four years. Under these plans, the Company may grant either nonstatutory or incentive stock options, and the option price per share cannot be less than 85% of fair value in the case of nonstatutory options, or 100% of fair value in the case of incentive stock options, determined on the date that the option is granted. Under these plans, the Company has reserved 18,281,590 shares for issuance at March 31, 1998. Options expire at various dates ranging from 5 to 10 years from the date of grant.

                         RATIONAL SOFTWARE CORPORATION

                                MARCH 31, 1998


  Activity under the plans including options assumed by the Company in mergers (adjusted for exchange ratios) is summarized as follows:

                                                           SHARES UNDER
                                                        OUTSTANDING OPTIONS
                                                     --------------------------
                                          SHARES                   WEIGHTED-
                                       AVAILABLE FOR                AVERAGE
                                           GRANT      OPTIONS    EXERCISE PRICE
                                       ------------- ----------  --------------
   Balance at March 31, 1995.........    2,507,056    9,079,930      $ 1.98
     Additional shares authorized....    3,109,351          --          --
     Granted.........................   (3,632,622)   3,632,622       10.48
     Exercised.......................          --    (1,827,963)       2.14
     Canceled........................      610,881     (610,881)       2.45
     Expired or retired..............      (66,002)         --          --
                                        ----------   ----------      ------
   Balance at March 31, 1996.........    2,528,664   10,273,708        4.98
     Additional shares authorized....    6,256,659          --          --
     Expiration of SQA option plans..     (123,036)         --          --
     Granted.........................   (9,041,372)   9,041,372       26.82
     Exercised.......................          --    (2,697,828)       3.79
     Canceled........................    1,279,053   (1,279,053)      19.74
     Expired or retired..............     (235,009)         --          --
     Net transactions of SQA during
      the period from January 1,
      1997, to March 31, 1997........      (94,385)      90,070       32.98
                                        ----------   ----------      ------
   Balance at March 31, 1997.........      570,574   15,428,269       17.08
     Net transactions of Pure Atria
      during the period from January
      1, 1997, to March 31, 1997.....    1,611,351     (416,912)      25.65
     Additional shares authorized....    4,350,000          --          --
     Granted.........................   (6,523,621)   6,523,621       13.71
     Exercised.......................          --    (2,056,891)      10.52
     Canceled........................    1,910,661   (1,910,661)      20.41
     Expired or retired..............   (1,204,801)         --          --
                                        ----------   ----------      ------
   Balance at March 31, 1998.........      714,164   17,567,426      $12.57
                                        ==========   ==========      ======

  In November 1997, the Company entered into agreements with most of its employees to reprice (at the closing price for the Company's common stock on November 14, 1997, of $10.00) employees' stock options. Employees participating in the repricing agreed to certain limitations on the disposition of repriced options. Approximately 6.9 million options were repriced under this program. Such repriced options are not reflected in the foregoing table. Certain executive officers of the Company were not permitted to participate in the program. See Note 15 of Notes to Consolidated Financial Statements.

                         RATIONAL SOFTWARE CORPORATION

                                MARCH 31, 1998


  At March 31, 1998, options to purchase 17,567,426 shares of common stock were exercisable at a weighted-average exercise price of $12.57. At March 31, 1998, the range of options outstanding and exercisable is as follows:

                       OPTIONS OUTSTANDING          OPTIONS EXERCISABLE
                     ------------------------ -------------------------------
                                  WEIGHTED-
                                   AVERAGE
                                  REMAINING   WEIGHTED-             WEIGHTED-
                                 CONTRACTUAL   AVERAGE               AVERAGE
      RANGE OF         SHARES    LIFE (YEARS) EXERCISE    NUMBER    EXERCISE
   EXERCISE PRICES   OUTSTANDING                PRICE   EXERCISABLE   PRICE
   ---------------   ----------- ------------ --------- ----------- ---------
   $ 0.03-$ 6.19      2,741,372      5.56      $ 2.25    1,968,247   $ 2.19
   $ 6.47-$ 9.89        794,387      7.49        7.92      358,571     8.01
      $10.00          6,558,217      8.47       10.00    2,199,620    10.00
   $10.06-$12.31      2,735,730      9.33       10.87      382,963    10.77
   $13.56-$26.11      2,546,689      9.04       17.97      726,577    20.94
   $26.25-$44.17      2,190,676      8.47       30.73      759,647    31.03
      $44.72                355      8.07       44.72          355    44.72
                     ----------      ----      ------    ---------   ------
                     17,567,426      8.19      $12.57    6,395,980   $11.27
                     ==========      ====      ======    =========   ======

  Employee stock purchase plan. The Company has an employee stock purchase plan (ESPP) under which substantially all employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of fair values as of the beginning or end of the offering period. Stock purchases under the plan are limited to the lesser of 10% of an employee's compensation or $25,000 per year. At March 31, 1998, 1,538,623 shares had been issued under the plan, and 661,377 shares were reserved for issuance.

  Stock-based compensation. Pro-forma information regarding net income (loss) and earnings (loss) per share is required by FAS 123 for awards granted or modified after December 31, 1994, as if the Company had accounted for its stock-based awards to employees under the fair value method of FAS 123. The fair value of the Company's stock-based awards to employees was estimated using a Black-Scholes option pricing model. The Black-Scholes model requires the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                                                       YEARS ENDED MARCH 31,
                                                   -----------------------------
                                                   STOCK OPTIONS       ESPP
                                                   -------------- --------------
                                                   1998 1997 1996 1998 1997 1996
                                                   ---- ---- ---- ---- ---- ----
   Expected life (in years)....................... 3.02 4.26 4.24 0.50 0.50 0.50
   Expected volatility............................ 0.60 0.55 0.54 0.60 1.02 0.76
   Risk-free interest rate........................ 5.80 6.36 6.10 5.54 5.38 5.64

                         RATIONAL SOFTWARE CORPORATION

                                MARCH 31, 1998


  For pro-forma purposes, the estimated fair value of the Company's stock-based awards to employees is amortized over the options' vesting period (for options) and the six-month purchase period (for stock purchases under the
ESPP). The Company's pro-forma information is as follows (in thousands, except for per share amounts):

                                                     YEARS ENDED MARCH 31,
                                                   ---------------------------
                                                     1998      1997     1996
                                                   --------  --------  -------
   Net loss:
     As reported.................................. $(38,273) $(49,611) $(7,112)
     Pro forma....................................  (90,277)  (67,636)  (9,657)
   Basic and diluted net loss per share:
     As reported.................................. $  (0.44) $  (0.62) $ (0.10)
     Pro forma....................................    (1.03)    (0.85)   (0.14)

  Because FAS 123 is applicable only to awards granted subsequent to December 31, 1994, its pro-forma effect will not be fully reflected until approximately 1999 and is not expected to be indicative of its effects on net income (loss) and net income (loss) per share in future years.

  The weighted-average fair value of options granted at market value during fiscal 1998, 1997, and 1996 was $5.63, $12.55, and $4.82 per share, respectively. The weighted-average fair value of employee stock purchase rights during fiscal 1998, 1997, and 1996 was $4.17, $4.65, and $1.35 per share, respectively.

11. INCOME TAXES

  The provision for income taxes consists of the following (in thousands):

                                                            MARCH 31,
                                                     -------------------------
                                                      1998     1997     1996
                                                     -------  -------  -------
   Current:
     Federal........................................ $ 9,908  $   607  $ 5,712
     State..........................................   2,220      896    1,160
     Foreign........................................   2,170    1,877      955
                                                     -------  -------  -------
       Total........................................  14,298    3,380    7,827
                                                     -------  -------  -------
   Deferred:
     Federal........................................  (5,988)  (6,358)  (1,923)
     State..........................................    (375)     (32)    (313)
                                                     -------  -------  -------
       Total........................................  (6,363)  (6,390)  (2,236)
                                                     -------  -------  -------
   Charge in lieu of taxes attributable to employee
    stock plans.....................................     --     9,830      800
   Charge in lieu of taxes resulting from initial
    recognition of acquired tax benefits that were
    allocated to reduce intangible assets related to
    the acquired entity.............................   1,512      --       --
                                                     -------  -------  -------
                                                     $ 9,447  $ 6,820  $ 6,391
                                                     =======  =======  =======

                         RATIONAL SOFTWARE CORPORATION

                                MARCH 31, 1998


  The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate as a result of the following differences (in thousands):

                                                    YEARS ENDED MARCH 31,
                                                  ---------------------------
                                                    1998      1997     1996
                                                  --------  --------  -------
   Income tax benefit at the federal statutory
    rate......................................... $(10,089) $(14,977) $  (252)
   Tax benefit of net operating loss
    carryforwards................................  (19,260)   (6,361)  (1,616)
   Nondeductible charges for acquired in-process
    research and development.....................      --     19,879    3,045
   State income taxes............................    1,845       750      673
   Foreign taxes in excess of U.S. statutory
    rates........................................      651     1,700      444
   Nondeductible merger-related costs............    6,075     5,781    4,790
   Foreign losses not resulting in a U.S. tax
    benefit......................................   21,297       --       --
   Change in valuation allowance.................    7,562       315      (37)
   Other.........................................    1,366      (267)    (656)
                                                  --------  --------  -------
     Total....................................... $  9,447  $  6,820  $ 6,391
                                                  ========  ========  =======

  Significant components of the Company's deferred tax assets are as follows (in thousands):

                                                               MARCH 31,
                                                           ------------------
                                                             1998      1997
                                                           --------  --------
   Net operating loss carryforwards....................... $  9,734  $ 25,586
   Tax credit carryforwards...............................    5,850     4,595
   Allowances, reserves, and accrued expenses.............   21,706     8,507
   Other..................................................    2,158     3,801
                                                           --------  --------
   Total deferred tax assets--current.....................   39,448    42,489
   Long-term deferred tax asset--property, equipment, and
    intangibles...........................................    6,326     5,863
                                                           --------  --------
   Total deferred tax assets..............................   45,774    48,352
   Valuation allowance for deferred tax assets............  (31,023)  (38,452)
                                                           --------  --------
     Net deferred tax assets.............................. $ 14,751  $  9,900
                                                           ========  ========

  The valuation allowance decreased by $7.4 million in 1998 and increased by $11.2 million in 1997. Approximately $18.4 million of the valuation allowance is attributable to the tax benefit associated with the exercise of employee stock options, which will be credited to additional paid-in capital when realized.

  FASB Statement No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on the weight of available evidence, the Company has provided a valuation allowance against certain deferred tax assets. The Company will continue to evaluate the realizability of the deferred tax asset on a quarterly basis.

  At March 31, 1998, the Company had net operating loss carryforwards for federal income tax purposes of approximately $27.8 million and tax credit carryforwards of $5.9 million that expire in 1999 through 2012. As a result of various public offerings and business combinations, approximately $11.6 million of the Company's net operating losses and approximately $4.8 million of the Company's credits are subject to limitation under section 382 of the Internal Revenue Code of 1986. The Company has placed a valuation allowance on such net operating losses and credits as appropriate.

                         RATIONAL SOFTWARE CORPORATION

                                MARCH 31, 1998


12. MAJOR CUSTOMER AND RELATED PARTY

  Revenues from Lockheed Martin Corporation, which had a representative on the Company's board of directors through September 1995, amounted to 3% of the Company's revenue in fiscal 1996.

13. INTERNATIONAL OPERATIONS

  International operations consisted of the following (in thousands):

                                                    YEARS ENDED MARCH 31,
                                                  ----------------------------
                                                    1998      1997      1996
                                                  --------  --------  --------
   Revenues:
     United States............................... $203,810  $204,136  $138,196
     Europe......................................   82,202    56,398    35,578
     Other.......................................   24,658    17,334    14,363
                                                  --------  --------  --------
     Consolidated................................ $310,670  $277,868  $188,137
                                                  ========  ========  ========
   Income (loss) from operations:
     United States............................... $(54,268) $(66,255) $ (5,304)
     Europe......................................    8,592    11,082       474
     Other.......................................      161       796      (125)
                                                  --------  --------  --------
     Consolidated................................ $(45,515) $(54,377) $ (4,955)
                                                  ========  ========  ========
   Identifiable assets:
     United States............................... $391,951  $424,520  $218,146
     Europe......................................   38,011    28,363    15,732
     Other.......................................   15,243     3,857     2,335
                                                  --------  --------  --------
     Consolidated................................ $445,205  $456,740  $236,213
                                                  ========  ========  ========

  "Other" represents Canada, Latin America, and Asia Pacific. Export sales out of the U.S. have been made primarily to customers in Europe, Australia, and Canada and represent less than 10% of U.S. revenues in all periods.

                         RATIONAL SOFTWARE CORPORATION

                                MARCH 31, 1998


14. QUARTERLY INFORMATION (UNAUDITED)

  The following table presents unaudited quarterly operating results for each of the Company's eight quarters in the two-year period ended March 31, 1998. The quarters prior to the Company's merger with Pure Atria Corporation and SQA have been restated and presented on a combined basis as follows (in thousands, except per share amounts).

                                                  QUARTER ENDED
                                    -----------------------------------------
                                    JUNE 30 SEPTEMBER 30 DECEMBER 31 MARCH 31
                                    ------- ------------ ----------- --------
   Fiscal 1998:
     Total revenue................. $66,148   $ 74,968    $ 82,306   $ 87,248
     Gross margin..................  50,865     61,052      65,612     70,076
     Operating income (loss).......   1,919    (69,386)      9,820     12,132
     Net income (loss).............   5,128    (64,619)     10,368     10,850
     Net income (loss) per share--
      basic........................     .06      (0.74)       0.12       0.12
     Net income (loss) per share--
      diluted......................     .06      (0.74)       0.11       0.12
   Fiscal 1997:
     Total revenue................. $60,632   $ 66,018    $ 73,149   $ 78,069
     Gross margin..................  49,870     54,552      60,077     63,287
     Operating income (loss).......  10,025     11,946     (42,043)   (34,305)
     Net income (loss).............   8,944     10,510     (33,567)   (35,498)
     Net income (loss) per share--
      basic........................    0.12       0.14       (0.41)     (0.42)
     Net income (loss) per share--
      diluted......................    0.11       0.12       (0.41)     (0.42)

15. SUBSEQUENT EVENTS

  On April 23, 1998, the board of directors authorized a stock repurchase program whereby up to six million shares of the Company's common stock may be repurchased in the open market from time to time.

  Effective on April 3, 1998, the Compensation Committee of the Board of Directors, after consulting with all of the outside directors, approved repricing agreements with the members of the senior management team who were not eligible to participate in the November 1997 repricing program. The senior officer repricing was completed on substantially the same terms, including the disposition limitations and repurchase provisions, offered to the rest of the employees in November 1997, except at the price of $13.38.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Reference is made to "election of directors" in the Company's proxy statement for the 1998 annual meeting of stockholders, incorporated by reference herein.

ITEM 11--EXECUTIVE COMPENSATION

  Reference is made to "executive compensation" and "performance graph" in the Company's proxy statement for the 1998 annual meeting of stockholders, incorporated by reference herein.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Reference is made to "beneficial ownership of common stock" in the Company's proxy statement for the annual meeting of stockholders, incorporated by reference herein.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Reference is made to "certain transactions" in the Company's proxy statement for the 1998 annual meeting of stockholders, incorporated by reference herein.

PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)1. FINANCIAL STATEMENTS

  See Item 8 of this Form 10-K.

  2. FINANCIAL STATEMENT SCHEDULES

  The following financial statement schedule of the Company for each of the years ended March 31, 1998, 1997, and 1996, is filed as part of this Form 10-K and should be read in conjunction with the consolidated financial statements and related notes thereto of the Company.

                                                                     PAGE NUMBER
                                                                     -----------
   Schedule II--Valuation and Qualifying Accounts...................     S-1

  Schedules other than those listed above have been omitted because they are either not required or not applicable or because the information is otherwise included.

  3. EXHIBITS

   EXHIBIT
   -------
    2.01   Stock Purchase Agreement by and among Rational Software Corporation,
           Performance Awareness Corporation, ("PAC"), and all of the
           Stockholders of PAC is incorporated herein by reference to Exhibit
           2.1 filed with the Registrant's Form 8-K Current Report dated March
           31, 1997 (File No. 012167) ("March 1997 8-K").
    2.02   Agreement and Plan of Reorganization dated November 12, 1996, by and among Rational Software Corporation, Sunshine Acquisition Corp., and
           SQA, Inc., is incorporated herein by reference to Appendix A filed with the Registrant's Registration Statement on Form S-4, dated
           January 13, 1997, as amended on January 17, 1997 (File No. 333-
           19669).
    2.03   Agreement and Plan of Reorganization dated April 7, 1997, by and among Rational Software Corporation, Wings Merger Corporation, and
           Pure Atria Corporation is incorporated herein by reference to
           Appendix A filed with the Registrant's Registration Statement on
           Form S-4, dated June 27, 1997 (File No. 333-29799).
    3.01   Certificate of Incorporation as amended through July 30, 1997, is incorporated herein by reference to Exhibit 3.1 filed with the
           Registrant's Form 10Q dated November 14, 1997.
    3.02   Bylaws as amended through April 1998.
    4.01   Reference is made to Exhibits 3.01 and 3.02.
    4.02   Specimen of Common Stock Certificate is incorporated by reference to
           Exhibit 4.06 filed with the Registrant's Amendment No. 1 to Form S-3
           Registration Statement on May 31, 1995 (File No. 33-91740).
   10.01   Reference is made to Exhibit 2.01 and 2.02.
   10.02   Relocation Agreement with David Bernstein is incorporated herein by reference to Exhibit 10 filed with the Registrant's Form 10Q dated
           November 14, 1997.
   10.03*  Form of Employment Agreement.
   10.04*  Form of Employment Agreement.
   10.05   Form of Stock Option Repricing Agreement.
   10.06   Form of Director and Officer Indemnification Agreement incorporated herein by reference to Exhibit 10.1 filed with the Registrant's
           Registration Statement on Form S-4, dated January 17, 1997, as amended on January 17, 1997.
   10.07   Agreement for Purchase and Sale of Assets between the Registrant and
           Microsoft Corporation, dated October 2, 1996, is incorporated herein by reference to Exhibit 1 filed with the Registrant's Form 8-K
           Current Report dated October 2, 1996, as amended by Exhibit 1 filed with the Registrant's Form 8-K/A Current Report dated October 16,
           1996.
   10.08   Development and License Agreement between the Registrant and
           Microsoft Corporation, dated September 24, 1996, is incorporated herein by reference to Exhibit 2 filed with the Registrant's Form 8-
           K Current Report dated October 2, 1996, as amended by Exhibit 2 filed with the Registrant's Form 8-K/A Current Report dated October
           16, 1996.
   10.09*  Rational Software Corporation Stock Option Plan for Directors is
           incorporated herein by reference to Exhibit 1 filed with the
           Registrant's Form 8-K Current Report dated October 2, 1996.
   10.10*  Form of Stock Option Agreements for the Rational Software
           Corporation Stock Option Plan for Directors is incorporated herein by reference to Exhibit 4.6 filed with the Registrant's Form S-8
           Registration Statement on September 18, 1995 (Registration No. 33-
           97042).
   21.01   Subsidiaries of the Registrant.

   23.01  Consent of Ernst & Young LLP.
   23.02  Consent of KPMG Peat Marwick LLP.
   23.03  Consent of Arthur Andersen LLP.
   24.01  Power of attorney is contained on the signature pages of this registration statement.
   27.1   Annual financial data schedule.
   27.2   Quarterly financial data schedule--restated.
   27.3   Quarterly financial data schedule--restated.

--------
* Indicates those exhibits that are management contracts or compensatory plans or arrangements required to be filed as an exhibit to this form.

(B)REPORTS ON FORM 8-K

  None.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Rational Software Corporation

Date: June 1, 1998
                                                  /s/ Timothy A. Brennan
                                          _____________________________________
                                                    TIMOTHY A. BRENNAN
                                                  SENIOR VICE PRESIDENT,
                                               CHIEF FINANCIAL OFFICER, AND
                                                         SECRETARY

                               POWER OF ATTORNEY

  KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul D. Levy and Timothy A. Brennan, jointly and severally, as such person's true and lawful attorneys-in-fact and agents, each with full power of substitution, for such person, in any and all capacities, to sign any and all amendments (including post effective amendments) to this report on Form 10-K, and to file with same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as full to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes, may do or be done by virtue hereof. Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

              SIGNATURE                        TITLE                 DATE

   /s/ Paul D. Levy              Chairman of the Board and       June 1, 1998
-------------------------------   Chief Executive Officer,
     PAUL D. LEVY                 Director

   /s/ Michael T. Devlin         President, Director             June 1, 1998
-------------------------------
     MICHAEL T. DEVLIN

   /s/ Timothy A. Brennan        Senior Vice President, Chief    June 1, 1998
-------------------------------   Financial Officer, and
     TIMOTHY A. BRENNAN           Secretary (principal
                                  financial officer and
                                  principal accounting
                                  officer)

   /s/ James S. Campbell         Director                        June 1, 1998
-------------------------------
     JAMES S. CAMPBELL

   /s/ Daniel H. Case III        Director                        June 1, 1998
-------------------------------
     DANIEL H. CASE III

   /s/ Leslie G. Denend          Director                        June 1, 1998
-------------------------------
     LESLIE G. DENEND

   /s/ John E. Montague          Director                        June 1, 1998
-------------------------------
     JOHN E. MONTAGUE

   /s/ Allison R. Schleicher     Director                        June 1, 1998
-------------------------------
     ALLISON R. SCHLEICHER

                         RATIONAL SOFTWARE CORPORATION

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                   YEARS ENDED MARCH 31, 1998, 1997, AND 1996
                                 (IN THOUSANDS)

                                      BALANCE AT                      BALANCE AT
                                      BEGINNING                       ENDING OF
                                      OF PERIOD  ADDITIONS DEDUCTIONS   PERIOD
                                      ---------- --------- ---------- ----------
March 31, 1998
  Allowance for doubtful accounts....   $4,001    $  664    $(1,027)    $3,638
March 31, 1997
  Allowance for doubtful accounts....    2,124     3,310     (1,433)     4,001
March 31, 1996
  Allowance for doubtful accounts....    1,162     1,653       (691)     2,124

LIST OF ATTACHED EXHIBITS

  3.02 Bylaws as amended through April 1998.
 10.03 Form of Employment Agreement.
 10.04 Form of Employment Agreement.
 10.05 Form of Stock Repricing Agreement.
 21.01 List of Subsidiaries of Registrant.
 23.01 Consent of Ernst & Young LLP.
 23.02 Consent of KPMG Peat Marwick LLP.
 23.03 Consent of Arthur Andersen LLP.
 27.1  Annual financial data schedule.
 27.2  Quarterly financial data schedule--restated.
 27.3  Quarterly financial data schedule--restated.

For documents incorporated by reference, see Item 14(a)(3) above.