Form 10-Q
period 1998-06-30
RATIONAL SOFTWARE CORP
filed 1998-08-14
CIK 722056

________________________________________________________________________________
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                              Yes  [X]             No   [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          COMMON STOCK, PAR VALUE                   86,721,967
              $.01 PER SHARE
                  (Class)              (Shares outstanding on July 31, 1998)
________________________________________________________________________________

CONTENTS                                                             PAGE




PART I -- FINANCIAL INFORMATION



Item 1 --  Condensed Consolidated Financial Statements:

           Condensed Consolidated Balance Sheets......................  3

           Condensed Consolidated Statements of Operations............  4

           Condensed Consolidated Statements of Cash Flows............  5

           Notes to Condensed Consolidated Financial Statements.......  6

Item 2 --  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................  7


PART II -- OTHER INFORMATION

Item 1 --  Legal Proceedings.......................................... 20

Item 2 --  Changes in Securities and Use of Proceeds.................. 20

Item 4 --  Submission of Matters to a Vote of Security Holders........ 20

Item 6 --  Exhibits and Reports on Form 8-K........................... 22

SIGNATURE............................................................. 23

                         RATIONAL SOFTWARE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

ASSETS                                                                          JUNE 30,                   MARCH 31,
------                                                                            1998                       1998
                                                                        ----------------------     ----------------------
Current assets:                                                                (unaudited)                 (Note A)
 Cash and cash equivalents                                                            $112,935                   $126,229
 Short-term investments                                                                130,168                    163,241
 Accounts receivable, net                                                               58,582                     71,379
 Prepaid expenses and other assets                                                       6,454                      7,239
 Deferred tax assets                                                                    11,846                     11,846
                                                                        ----------------------     ----------------------
Total current assets                                                                   319,985                    379,934

Property and equipment, at cost:
 Computer, office and manufacturing equipment                                           67,671                     65,339
 Office furniture                                                                        8,886                      9,184
 Leasehold improvements                                                                  8,107                      7,136
                                                                        ----------------------     ----------------------

                                                                                        84,664                     81,659
 Accumulated depreciation and amortization                                             (45,226)                   (43,671)
                                                                        ----------------------     ----------------------
Property and equipment, net                                                             39,438                     37,988

Other assets, net                                                                       25,935                     27,283
                                                                        ----------------------     ----------------------
Total assets                                                                          $385,358                   $445,205
                                                                        ======================     ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
 Accounts payable                                                                    $   9,505                  $  13,262
 Accrued employee benefits                                                              15,009                     23,929
 Income taxes payable                                                                   15,778                     15,259
 Other accrued expenses                                                                 14,833                     18,345
 Current portion of accrued merger and integration expenses                             18,010                     26,226
 Deferred revenue                                                                       53,692                     52,707
 Current portion of long-term debt and lease obligations                                 1,777                      1,809
                                                                        ----------------------     ----------------------

Total current liabilities                                                              128,604                    151,537

Accrued rent                                                                               748                        720
Long-term accrued merger and integration expenses                                        5,600                      5,600
Long-term debt                                                                             172                        172
                                                                        ----------------------     ----------------------
Total liabilities                                                                      135,124                    158,029
                                                                        ----------------------     ----------------------


Commitments and contingencies

Stockholders' equity:
 Common stock, $0.01 par value, 150,000 shares authorized                                  868                        890
 Additional paid-in capital                                                            499,600                    494,718
 Treasury stock                                                                        (51,506)                    (1,340)
 Accumulated deficit                                                                  (197,257)                  (205,262)
 Cumulative translation adjustment                                                      (1,471)                    (1,830)
                                                                        ----------------------     ----------------------
Total stockholders' equity                                                             250,234                    287,176
                                                                        ----------------------     ----------------------
Total liabilities and stockholders' equity                                           $ 385,358                  $ 445,205
                                                                        ======================     ======================

Note A:  The balance sheet at March 31, 1998 has been derived from the audited
------ financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principal for complete financial statements.

                         RATIONAL SOFTWARE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share amounts, unaudited)


                                                                        THREE MONTHS ENDED JUNE 30,
                                                            -------------------------------------------------
                                                                       1998                       1997
                                                             ---------------------       --------------------
Net product revenue                                                        $49,994                    $38,355
Consulting and support revenue                                              32,977                     27,793
                                                            ----------------------      ---------------------
    Total revenue                                                           82,971                     66,148

Cost of product revenue                                                      6,446                      3,873
Cost of consulting and support revenue                                       9,317                     11,410
                                                            ----------------------      ---------------------
  Total cost of revenue                                                     15,763                     15,283
                                                            ----------------------      ---------------------

Gross margin                                                                67,208                     50,865

Operating expenses:
  Research and development expenses                                         15,615                     13,489
  Sales and marketing expenses                                              36,465                     28,538
  General and administrative expenses                                        6,807                      6,919
                                                            ----------------------      ---------------------
    Total operating expenses                                                58,887                     48,946
                                                            ----------------------      ---------------------

    Operating income                                                         8,321                      1,919

Other income, net                                                            3,115                      4,585
                                                            ----------------------      ---------------------
    Income before income taxes                                              11,436                      6,504

Provision for income taxes                                                   3,431                      1,376
                                                            ----------------------      ---------------------
Net income                                                                 $ 8,005                    $ 5,128
                                                            ======================      =====================

Net income per common share  basic                                           $0.09                      $0.06
Shares used in computing per share amounts  basic                           87,867                     86,555

Net income per common share  diluted                                         $0.09                      $0.06
Shares used in computing per share amounts - diluted                        92,859                     89,067

                         RATIONAL SOFTWARE CORPORATION

                 Condensed Consolidated Statement of Cash Flows
                           (in thousands, unaudited)

                                                                                      THREE MONTHS ENDED JUNE 30,
                                                                               --------------------------------------
                                                                                       1998                 1997
                                                                               -----------------     ----------------
OPERATING ACTIVITIES:
Net income                                                                              $  8,005             $  5,128
Adjustments to reconcile net loss to net cash provided by operating activities:
 Depreciation and amortization                                                             5,037                2,041
 Changes in operating assets and liabilities:
  Accounts receivable                                                                     12,797               10,164
  Prepaid expenses and other, net                                                            785               (2,968)
  Accounts payable                                                                        (3,758)              (6,428)
  Accrued employee benefits and other accrued expenses                                   (12,404)              (1,194)
  Income taxes payable                                                                       519               (1,376)
  Accrued merger and integration expenses                                                 (8,216)              (5,109)
  Deferred revenue                                                                           985                 (585)
                                                                               -----------------     ----------------
Net cash provided (used) by operating activities                                           3,750                 (327)

INVESTING ACTIVITIES:
Purchase of short-term investments                                                       (88,717)             (66,881)
Maturities and sales of short-term investments                                           121,790                5,471
Purchases of property and equipment                                                       (5,138)              (9,105)
Net cash activity for Pure Atria for the quarter ended March 31, 1997                         --                 (463)
Net changes in other assets                                                                   --                  876
                                                                               -----------------     ----------------
Net cash provided (used) by investing activities                                          27,935              (70,102)

FINANCING ACTIVITIES:
Principal payments under long-term debt and capital lease obligations                        (32)                (389)
Net proceeds from issuances of common stock                                                4,891                1,811
Repurchases of common stock                                                              (50,197)                  --
                                                                               -----------------     ----------------
Net cash provided (used) by financing activities                                         (45,338)               1,422

Effect of changes in foreign currency exchange rate on cash                                  359                  (49)
                                                                               -----------------     ----------------

Net decrease in cash and cash equivalents                                                (13,294)             (69,056)
Cash and cash equivalents at beginning of period                                         126,229              244,856
                                                                               -----------------     ----------------
Cash and cash equivalents at end of period                                              $112,935             $175,800
                                                                               =================     ================

                         RATIONAL SOFTWARE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION -- The consolidated financial information included herein has been prepared without audit in accordance with the Company's accounting policies, as described in its latest annual report filed with the Securities and Exchange Commission on Form 10-K. In the opinion of management, all adjustments, which consist only of normal recurring adjustments necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the interim periods presented have been made. As permitted by Form 10-Q, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Operating results for the period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1999.

On July 30, 1997 the Company merged with Pure Atria Corporation ("Pure Atria"). The merger was accounted for as a pooling-of-interests and the historical consolidated financial statements of the Company for prior periods have been restated to include the financial position, results of operations and cash flows of Pure Atria. See Note 3 to Notes to Consolidated Financial Statements in the Company's Annual Report to Stockholders (Form 10-K) for the year ended March 31, 1998.

2. ACCOUNTS RECEIVABLE -- Accounts receivable are presented net of an allowance for doubtful accounts of $3,138,000 at June 30, 1998 and $3,638,000 at March 31, 1998.

3. NET INCOME PER COMMON SHARE -- In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

4. CONTINGENCIES -- On December 16, 1996, the Company filed a lawsuit against Silicon Graphics, Inc. ("SGI") arising from SGI's failure to pay certain royalties due to the Company under a software license agreement entered into between the Company's predecessor, Verdix Corporation, and SGI. SGI has filed an answer denying the Company's allegations, and also filed a cross-complaint against the Company for unspecified damages for alleged wrongdoing arising out of the license agreement with SGI. The Company denies the allegations and intends to vigorously defend its position.

On May 28, 1998, a consolidated, amended class action Complaint was filed against the Company and Paul D. Levy in the United States District Court for the Northern District of California. That action, In re Rational Software Corporation, No. 97-21001 (JF), consolidates eight prior-pending, virtually-identical complaints. Cowen & Company and a Cowen & Company analyst, are also named as defendants. The complaint alleges that defendants violated Sections 10(b) and 20A of the Securities Exchange Act of 1934 and California state securities laws through the selective disclosure of material inside information regarding the Company's prospects. The complaint seeks unspecified damages on behalf of a class of stockholders who purchased the Company's common stock on October 8, 1997. Defendants have filed motions to dismiss the complaint. Those motions are scheduled to be heard on September 28, 1998. The Company believes the lawsuit is without merit and intends to defend the case vigorously.

5. STOCK REPURCHASE -- The Company is authorized to repurchase up to six million shares of its common stock in the open market to be used for general corporate purposes. Any repurchase should also help offset dilution from stock issued under the company's stock option and stock purchase plans. Through June 30, 1998 the Company had repurchased 3,141,500 shares of its common stock for a total cash outlay of approximately $50.2 million.

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

On July 30, 1997 the Company merged with Pure Atria Corporation ("Pure Atria"). The merger was accounted for as pooling-of-interests and the historical consolidated financial statements of the Company for prior periods have been restated to include the financial position, results of operations and cash flows of Pure Atria. See Note 3 to Notes to Consolidated Financial Statements in the Company's Annual Report to Stockholders (Form 10-K) for the year ended March 31, 1998.

COMPARATIVE ANALYSIS OF OPERATING RESULTS FOR THE THREE MONTHS ENDED  JUNE 30,
1998

Total revenue increased 25% for the three month period ended June 30, 1998 from the comparable prior year period. Net product revenue and consulting and support revenue increased 30% and 19%, respectively, for the three month period ended June 30, 1998 from the comparable prior year period. This increase reflects continued strong customer acceptance across the Company's products and services.

International revenues from product sales and consulting and customer support accounted for 34% of total revenues for three month period ended June 30, 1998, and 36% for the comparable prior year period. The Company's international sales are principally priced in local currencies. The Company enters into short-term forward currency contracts to hedge against the impact of foreign currency exchange rate fluctuations on balance sheet exposures denominated in currencies other than the functional currency of the Company or its subsidiaries. The total amount of these contracts is approximately offset by the underlying assets and liabilities denominated in non-functional currencies and such contracts are carried at fair market value. The associated gains and losses were not material to the Company's results of operations in any period presented. See Risks Associated with International Operations.

Cost of product revenue consists principally of materials, packaging and freight, amortization of developed technology and royalties. These costs represented 13% of total product revenue for the three month period ended June 30, 1998, as compared to 10% for the comparable prior year period. The increase in product cost as a percentage of certain product revenue was due mainly to costs associated with the introduction of new versions of company products during the quarter.

Cost of consulting and support revenue consists principally of personnel costs for training, consulting and customer support. Cost of consulting and support increased 18% for the three month period ended June 30, 1998 from the comparable prior year period. These costs represented 28% of total consulting and support revenue for the three month period ended June 30, 1998 as compared to 41% for the comparable prior year period. The decrease in cost as a percentage of related revenue is primarily due to changes to the Company's customer support business model as a result of combining the Pure Atria and Rational service organizations, combined with the impact of a relatively fixed support cost base servicing increased revenues.

Total expenditures for research and development increased 16% for the three month period ended June 30, 1998 from the comparable prior year period. These costs represented 19% of total revenue for the three month period ended June 30, 1998 versus 20% for the comparable prior year period. The increase in expenditures for research and development is due primarily to the cost of additional personnel and related costs incurred to maintain and enhance existing products as well as develop new products.

Sales and marketing expenses increased 28% for the three month period ended June 30, 1998 from the comparable prior year period. These costs represented 44% of total revenue for the three month period ended June 30, 1998 compared to 43% for the same period last year. The increase in sales and marketing expenses reflect the additional personnel and related costs required to expand Rational's sales channels, to penetrate new markets, and to increase its market share in core markets.

General and administrative expense decreased 2% for the three month period ended June 30, 1998 from the comparable prior year period. These costs represented 8% of total revenue for the three month period ended June 30, 1998 as compared to 10% for the comparable prior year period.

Other income, net consists primarily of interest income, interest expense and gains and losses due to fluctuations in foreign currency exchange rates. Other income has fluctuated as a result of the amount of cash available for investment in interest-bearing instruments and from fluctuations in foreign currency exchange rates. Other income, net decreased $1,470,000 for the three month period ended June 30, 1998 from the comparable prior year period. The current year decrease is due primarily to a lower average amount of invested cash resulting from repurchase of company stock during the quarter.

The provision for income taxes for the three month period ended June 30, 1998 is based on the estimated annual effective tax rate applied to the profit before income taxes and includes federal, state and foreign income taxes. The effective tax rates for fiscal 1999 and 1998 differ from the federal statutory rate, primarily, as a result of the recognition of previously unrecognized deferred tax assets, the non-deductibility of certain merger related costs, losses in certain foreign jurisdictions for which no US benefit was derived, differing tax rates in certain foreign jurisdictions and by state taxes.

LIQUIDITY AND CAPITAL RESOURCES AT JUNE 30, 1998

As of June 30, 1998, the Company had cash, cash equivalents and short-term investments of $243,103,000 and working capital of $191,381,000. Net cash provided by operating activities for the period ended June 30, 1998 was composed primarily of operating income and a decrease in accounts receivable, offset by a decrease in accrued employee benefits and other accrued expenses, accrued merger costs, and accounts payable. Net cash provided by investing activities resulted primarily from a decrease in short-term cash investments offset by an increase in capital expenditures. Net cash used in financing activities resulted primarily from the repurchase of common stock, offset by issuance of common stock under the Employee Stock Purchase Plan and the exercise of employee stock options.

The Company is authorized to repurchase up to six million shares of its common stock in the open market to be used for general corporate purposes. Any repurchase should also help offset dilution from stock issued under the company's stock option and stock purchase plans. Through June 30, 1998 the Company had repurchased 3,141,500 shares of its common stock for a total cash outlay of approximately $50.2 million.

The Company believes that expected cash flow from operations combined with existing cash and cash equivalents and short-term investments will be sufficient to meet its cash requirements for the foreseeable future.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Risks Associated with Recent and Future Acquisitions

     Rational acquired Pure Atria Corporation (Pure Atria) on July 30, 1997, with the expectation that the acquisition would result in long-term strategic benefits. The realization of these anticipated benefits will continue to depend in part on integration of the companies' respective product offerings and research and development efforts. There can be no assurance that this will occur. Successful integration of the companies' respective sales forces will continue to require sales personnel to become familiar with the sales cycles and sales approaches required for products recently added to their portfolios, and any failure to do so may result in sales delays and decreased revenues for the Company. It is possible that the continued integration of the companies' respective products and the creation of integrated bundles and suites may not be accomplished in a timely manner or may prove to be technologically infeasible. The difficulties of integrating the two companies' respective operations is compounded by the fact that each company had significant operations on both the East Coast and the West Coast of the United States and in a number of other countries. The acquisition of Pure Atria has been accounted for as a pooling of interests. Accordingly, if such accounting treatment were to be nullified for any reason, it would materially and adversely affect Rational's reported earnings and, potentially, its stock price.

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

Dependence on Market Growth and Development of Industry Standards

     Rational's future growth and financial performance will depend in part on broad acceptance of modeling for developing mission-critical applications, and continued growth in the need for and sales of tools for automating software development and management. Sales of these products may not continue to grow, or the Company may be unable to respond effectively to evolving customer requirements. The number of software developers using Rational's products is relatively small compared to the number of developers using more traditional technology and products. The adoption of the Company's products by software programmers who have traditionally used other technology requires reorientation to significantly different programming methods. The acceptance of the Company's products, therefore, may not expand beyond sophisticated programmers who are early adopters of the technology. Furthermore, potential customers may be unwilling to make the investment required to retrain programmers to build software using the Company's products rather than traditional programming techniques. Many of Rational's customers have purchased only small quantities of the Company's products, and these or new customers may decide not to broadly implement or purchase additional units of such products.

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


Expansion of Product Lines; Dependence on New Product Introductions

     The Company believes that its continued success will depend in part on its ability to provide a tightly integrated line of software application-development tools, as well as integrated product suites and bundles, that support software development for a number of implementation languages. This will require the Company to modify and enhance its current products and to continue to develop, introduce, and integrate new products. The Company believes its continued success will become increasingly dependent on its ability to support the Microsoft platform, including the Windows 95, Windows 98, and Windows NT operating systems. The Company also believes its continued success will become increasingly dependent on its ability to support Web-based development of business-critical applications using latest technologies. The Company believes that it will be particularly important to successfully develop and market a broader line of products for C++, Visual Basic, Java, and other implementation languages in order to be successful in its efforts to broaden its customer base and to further increase its share in its existing market segments. The Company also believes that, over time, its products must be extended to fully support off-the-shelf products from companies such as SAP, The Baan Company, and PeopleSoft. The Company may be unable to successfully develop and market such a broad line of products or may encounter unexpected difficulties and delays in integrating new products with existing product lines.

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

     The Company also experiences competition with respect to a number of its products, both from utilities commonly bundled with versions of operating systems and from standalone product offerings. For example, versions of UNIX are commonly bundled with utilities (such as SCCS and RCS) that provide version control, which is part of the functionality provided by ClearCase. Some system vendors, such as Sun, already have products, such as Workshop, that provide features similar to those in Purify or others of the Company's products and would compete directly with such products if offered on a standalone basis. The Company's recently announced ClearQuest defect-tracking product is expected to compete with products from LBMS, Inc., which was recently acquired by Platinum Technology, Inc. There can be no assurance that Sun, which has a license to some of the Company's patents, will not introduce standalone products that compete with the Company's products. Companies offering products competitive with

Rational Summit and ClearCase in the UNIX marketplace include Sun, which offers TeamWare, IBM, which offers Configuration Management/Version Control (CMVC), Computer Associates (CA) through its acquisition of LEGENT Corporation, which offers the Endeavor WSX product, and Platinum through its acquisition of Softool Corp., which markets CCC Harvest. In addition, there are several smaller, privately held companies that market competitive products, including Continuus Software Corporation, which markets Continuus/CM. Other companies have offered version control or configuration management products outside the UNIX market. Companies in this category include CA, Intersolv, and Microsoft. CA has a large installed base of its configuration management product on IBM mainframes. Intersolv has a large installed base of DOS and Windows software developers. In 1994, Microsoft acquired OneTree Software, which offers a version control product. The Company expects additional competition from other established and emerging companies.

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


Dependence on Major Operating Systems

     Many of Rational's major products have historically been licensed for use principally on certain versions of the UNIX platform. These products constitute a substantial portion of Rational's product and service revenues. Any factors adversely affecting the demand for, or use of, the UNIX operating system that would require changes to Rational's products would have a material adverse effect on the business, operating results, and financial condition of Rational. Likewise, others of Rational's major products have historically been licensed for use purely on the Windows or Windows NT operating systems. These products also constitute a substantial portion of Rational's product and service revenues. Any factors adversely affecting the demand for, or use of, the Windows or Windows NT operating systems that would require changes to Rational's products would have a material adverse effect on the business, operating results, and financial condition of Rational. In addition, any changes to the underlying components of or interfaces to the UNIX, Windows or Windows NT operating systems that would require changes to Rational's products for those platforms would materially adversely affect Rational if it were not able to successfully develop or implement such changes in a timely fashion.


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


Risk of Software Defects

     Software products as complex as those sold by the Company often contain undetected errors, or "bugs," or performance problems. Such defects are most frequently found during the period immediately following the introduction of new products or enhancements to existing products. Despite extensive product testing prior to introduction, the Company's products have in the past contained software errors that were discovered after commercial introduction. Errors or performance problems may also be discovered in the future. Any future software defects discovered after shipment of the Company's products could result in loss of revenues or delays in market acceptance, which could have a material adverse effect on the Company's business, operating results, or financial condition. Further, because the Company relies on its own products in connection with the development of its software, any such errors could make it more difficult to sell such products in the future. Rational attempts to make adequate allowance in its new- product release schedule for both internal and beta-site testing of product performance. Because of the complexity of the Company's products, however, the release of new products by the Company may be postponed should test results indicate the need for redesign and retesting or should the Company elect to add product enhancements in response to beta customer feedback.


Risks Associated with International Operations

     International sales accounted for approximately 34%, 34%, and 27% of Rational's revenues in fiscal 1999, 1998, and 1997, respectively. Rational expects that international sales will continue to account for a significant portion of the Company's revenues in future periods. International sales are subject to inherent risks, including unexpected changes in regulatory requirements and tariffs, unexpected changes in global economic conditions, difficulties in staffing and managing foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax consequences, price controls or other restrictions on foreign currency, difficulties in obtaining export and import licenses, costs of localizing products for foreign markets, lack of acceptance of localized products in international markets, and the effects of high local wage scales and other expenses. Any material adverse effect on the Company's international business would be likely to materially and adversely affect the Company's business, operating results, and financial condition as a whole.

     Rational's international sales are generally transacted through its international sales subsidiaries. The revenue generated by these foreign subsidiaries, as well as their local expenses, are generally denominated in local currencies. Accordingly, the functional currency of each international sales subsidiary is the local currency. Rational has engaged in limited hedging activities to protect it against losses arising from remeasuring assets and liabilities denominated in currencies other than the functional currency of the related subsidiary. The Company is also exposed to foreign exchange rate fluctuations as the financial results of international subsidiaries are translated into U.S. Dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The Company currently does not hedge against this exposure. The Company has currently experienced no significant adverse impact on revenues or operating results as a result of changes in exchange rates or current economic conditions in many Asian countries. There can be no assurance that the Company will not experience a material adverse impact on its financial condition and results of operations from fluctuations in foreign currencies or from further economic problems in Asia in the future.

Risks Associated with Asian Economic Crises

     In addition to general risks associated with international operations listed above, there are additional risks associated with the continuing economic crisis in Asia. Many of Rational's customers, who are either based in Europe or the Americas, do a substantial amount of business in Asia. As economic conditions have affected buying behavior in Asia, Rational's customers may also be affected, resulting in changes to their own buying behavior in Europe or the Americas. There can be no assurance that the Company will not experience a material adverse impact on its financial condition and results of operations from the impact of the Asian economic crisis both in Asia and in other geographies.

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

     Rational expects that software product developers will be increasingly subject to infringement claims as the number of products and competitors grows and the functionality of products in different industry segments overlaps. There can be no assurance that third parties will not assert infringement claims against the Company in the future or that such claims will not be successful. The Company could incur substantial costs in defending itself and its customers against any such claims. Parties making such claims may be able to obtain injunctive or other equitable relief that could effectively block the Company's ability to sell its products in the United States and abroad and could result in an award of substantial damages. In the event of a claim of infringement, the Company and its customers may be required to obtain one or more licenses from third parties. There can be no assurance that the Company or its customers could obtain necessary licenses from third parties at a reasonable cost or at all. Defense of any lawsuit or failure to obtain any such required license would have a material adverse effect on the Company's business, results of operations, and financial condition. See also "Item 3--Legal Proceedings" of Part I in the Company's latest annual report filed with the Securities and Exchange Commission on Form 10-K.


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

     Rational is in the process of assessing and upgrading systems which fail to be year 2000 compliant and will continue to review internal system requirements and correct further issues as they are identified. Based on recent assessment, the Company does not anticipate incurring material costs to be year 2000 compliant. However, there can be no assurance that actual costs will not substantially exceed the Company's assessment due to internal year 2000 problems or year 2000 problems associated with the Company's products. Further, there can be no guarantee that the systems of other companies on which the Company's systems rely will be converted on a timely manner, or that a failure to convert by another company, including without limitation any of the Company's vendors, customers, or partners, or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company.

Deferred Tax Assets

     Based on the weight of available evidence, which includes the Company's historical operating performance and the reported cumulative net loss for the prior three years, the Company has provided a valuation against certain deferred tax assets for which the "more likely than not" criteria for recognition has not been met.

                         PART II  --  OTHER INFORMATION

ITEM 1 -- Legal Proceedings

On May 28, 1998, a consolidated, amended class action Complaint was filed against the Company and Paul D. Levy in the United States District Court for the Northern District of California. That action, In re Rational Software Corporation, No. 97-21001 (JF), consolidates eight prior-pending, virtually-identical complaints. Cowen & Company and a Cowen & Company analyst, are also named as defendants. The complaint alleges that defendants violated Sections 10(b) and 20A of the Securities Exchange Act of 1934 and California state securities laws through the selective disclosure of material inside information regarding the Company's prospects. The complaint seeks unspecified damages on behalf of a class of stockholders who purchased the Company's common stock on October 8, 1997. Defendants have filed motions to dismiss the complaint. Those motions are scheduled to be heard on September 28, 1998. The Company believes the lawsuit is without merit and intends to defend the case vigorously.

ITEM 2 -- Changes in Securities and Use of Proceeds

(a) Effective April 2, 1998, the Compensation Committee of the Board of Directors, after consulting with all of the outside directors, approved agreements with Messrs. Levy, Devlin, Bernstein, Dickerson, Lovitt and Bond (the "Repricing Agreements") to reprice (at the closing price for the Company's Common Stock on April 2, 1998) such employees' stock options with exercise prices higher than the closing price for the Company's Common Stock on April 2, 1998. The closing price for the Company's Common Stock on April 2, 1998 was $13.38. Options to purchase a total of 1,700,000 shares were repriced pursuant to the Repricing Agreements. Pursuant to the Repricing Agreements, each employee participating in the repricing agreed to certain limitations on the disposition of, and granted the Company certain rights of repurchase with respect to, shares subject to repriced options. The foregoing discussion is qualified in its entirety by reference to the form of Repricing Agreement filed with Form 10K for the fiscal year ended March 31, 1998 as Exhibit 10.05, which is incorporated herein by reference.

(b) The 1998 Employee Stock Purchase Plan as approved by the stockholders is incorporated herein by reference to Registrant's Form S-8 Registration Statement on August 4, 1998 (Registration No. 333-60579).

ITEM 4 -- Submission of matters to a Vote of Security Holders

On July 16, 1998 the Company held its annual meeting of stockholders. The following items were submitted to a vote of the stockholders:

1.   To elect two Class III members of the Board of Directors.

     Election of Directors                 Votes For        Votes Withheld
     ---------------------------------  ----------------  ------------------
     James S. Campbell                        77,902,726             817,876
     Allison R. Schleicher                    78,297,239             423,363

     As a result, Messrs. Campbell and Schleicher were elected directors of the Company.

2. To approve amendment to the Certificate of Incorporation authorizing the issuance of 5,000,000 shares of "Blank Check" Preferred Stock.

                                    Votes
                                    -----
     For                            23,572,117
     Against                        28,774,160
     Abstain                           327,124
     Broker Non-Vote                26,047,198

     This proposal was not approved.

3. To approve an amendment to the 1997 Stock Option Plan reserving an additional 4,000,000 shares of the Company's Common Stock for issuance thereunder.

                                    Votes
                                    -----
     For                            36,127,157
     Against                        16,676,976
     Abstain                           311,588
     Broker Non-Vote                25,604,878

     This proposal was approved.

4. To approve an amendment to the 1997 Stock Option Plan (i) increasing the maximum number of shares subject to options and stock purchase rights that may be granted in any fiscal year to a single employee under the Plan from 500,000 to 1,000,000 and (ii) eliminating provision for grants of up to an additional 500,000 shares for new employees.

                                    Votes
                                    -----
     For                            35,439,190
     Against                        17,187,617
     Abstain                           420,114
     Broker Non-Vote                25,673,678

     This proposal was approved.

5. To approve the adoption of the Company's 1998 Employee Stock Purchase Plan and the reservation of 2,000,000 shares of the Company's Common Stock for issuance thereunder, with a semi-annual increase in the number of shares available for issuance under the plan on the first business day on or after May 1 and November 1 of each year.

                                    Votes
                                    -----
     For                            41,422,507
     Against                        11,202,862
     Abstain                           421,552
     Broker Non-Vote                25,673,678

     This proposal was approved.

6. To approve an amendment to the Directors' Stock Option Plan reserving an additional 350,000 shares of the Company's Common Stock for issuance thereunder.

                                    Votes
                                    -----
     For                            38,778,046
     Against                        13,971,557
     Abstain                           366,118
     Broker Non-Vote                25,604,878

     This proposal was approved.

7. To ratify the appointment of Ernst & Young LLP as the Company's independent auditors to examine the financial statements of the Company for the fiscal year ending March 31, 1999.

                                    Votes
                                    -----
     For                            78,402,891
     Against                           125,009
     Abstain                           123,900
     Broker Non-Vote                    68,799

     This proposal was approved.

ITEM 6 -- Exhibits and Reports on Form 8-K

(a)  Exhibit 4.1: 1998 Employee Stock Purchase Plan and form of Agreement thereunder are incorporated herein by reference to Exhibit 4.2 of Registrant's Form S-8 Registration Statement on August 4, 1998 (Registration No. 333-60579).

     Exhibit 11.1:  Statement of Computation of Net Income per Common Share

     Exhibit 27:  Financial Data Schedule

(b)  Reports on Form 8-K:

On April 22, 1998 the Company filed Form 8-K regarding the authorization to institute a stock repurchase program whereby up to six million shares of its common stock may be repurchased in the open market from time to time.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        RATIONAL SOFTWARE CORPORATION



                        by:      /s/ Timothy A. Brennan
                                 --------------------------------
                                 Timothy A. Brennan
                                 Senior Vice President
                                 Chief Financial Officer and Secretary


                                           August 14, 1998