Form 10-Q
period 1998-09-30
RATIONAL SOFTWARE CORP
filed 1998-11-12
CIK 722056

===============================================================================
                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------

                                    FORM 10-Q

 (Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1998

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

      for the transition period from _______ to _______

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

                              Yes  [X]             No   [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
          COMMON STOCK, PAR VALUE                   84,685,343
              $.01 PER SHARE
                  (Class)            (Shares outstanding on October 31, 1998)
===============================================================================

                                     CONTENTS




PART I -- FINANCIAL INFORMATION



Item 1 --  Condensed Consolidated Financial Statements:

           Condensed Consolidated Balance Sheets......................

           Condensed Consolidated Statements of Operations............

           Condensed Consolidated Statements of Cash Flows............

           Notes to Condensed Consolidated Financial Statements.......

Item 2 --  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................


PART II -- OTHER INFORMATION

Item 1 --  Legal Proceedings..........................................

Item 2 --  Changes in Securities and Use of Proceeds..................

Item 4 --  Submission of Matters to a Vote of Security Holders........

Item 6 --  Exhibits and Reports on Form 8-K...........................

SIGNATURE.............................................................

                         RATIONAL SOFTWARE CORPORATION
                     Condensed Consolidated Balance Sheets
                    (in thousands, except per share amounts)

                                                     September 30,  March 31,
                                                     1998           1998
                                                     ------------   ------------
                                                     (unaudited)      (Note A)
                         ASSETS
            -------------------------------------
Current assets:
 Cash and cash equivalents....................           $88,723       $126,229
 Short-term investments.......................           125,046        163,241
 Accounts receivable, net.....................            60,653         71,379
 Prepaid expenses and other assets............             6,628          7,239
 Deferred tax assets..........................            11,846         11,846
                                                     ------------   ------------
Total current assets..........................           292,896        379,934
                                                     ------------   ------------
Property and equipment, at cost:
 Computer, office and manufacturing equipment.            70,281         65,339
 Office furniture.............................             9,973          9,184
 Leasehold improvements.......................             9,094          7,136
                                                     ------------   ------------
                                                          89,348         81,659
 Accumulated depreciation and amortization....           (44,767)       (43,671)
                                                     ------------   ------------
Property and equipment, net...................            44,581         37,988
Other assets, net.............................            25,102         27,283
                                                     ------------   ------------
Total assets..................................          $362,579       $445,205
                                                     ============   ============

             LIABILITIES AND STOCKHOLDERS' EQUITY
            -------------------------------------
Current liabilities:
 Accounts payable.............................           $12,068        $13,262
 Accrued employee benefits....................            19,013         23,929
 Income taxes payable.........................            14,874         15,259
 Other accrued expenses.......................            13,387         18,345
 Current portion of accrued merger and
   integration expenses.......................            13,764         26,226
 Deferred revenue.............................            58,626         52,707
 Current portion of long-term debt and
   lease obligations..........................             1,712          1,809
                                                     ------------   ------------
Total current liabilities.....................           133,444        151,537

Accrued rent..................................               700            720
Long-term accrued merger and integration
 expenses.....................................             5,600          5,600
Long-term debt................................               172            172
                                                     ------------   ------------
Total liabilities.............................           139,916        158,029
                                                     ------------   ------------

Commitments and contingencies

Stockholders' equity:
 Common stock, $0.01 par value, 150,000
  shares authorized...........................               904            890
 Additional paid-in capital...................           507,886        494,718
 Treasury stock...............................           (99,725)        (1,340)
 Accumulated deficit..........................          (185,057)      (205,262)
 Cumulative translation adjustment............            (1,345)        (1,830)
                                                     ------------   ------------
Total stockholders' equity....................           222,663        287,176
                                                     ------------   ------------
Total liabilities and stockholders' equity....          $362,579       $445,205
                                                     ============   ============

Note A:  The balance sheet at March 31, 1998 has been derived from the audited
------ financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principal for complete financial statements.

   See accompanying notes to condensed consolidated financial statements.

                         RATIONAL SOFTWARE CORPORATION
                Condensed Consolidated Statements of Operations
              (in thousands, except per share amounts, unaudited)

                                       Three Months Ended  Six Months Ended
                                         September 30,       September 30,
                                      ------------------- -------------------
                                      1998      1997      1998      1997
                                      --------- --------- --------- ---------
Net product revenue................    $57,708   $46,255  $107,701   $84,610
Consulting and support revenue.....     36,948    28,713    69,925    56,506
                                      --------- --------- --------- ---------
    Total revenue..................     94,656    74,968   177,626   141,116
                                      --------- --------- --------- ---------

Cost of product revenue............      4,635     4,902    11,080     8,775
Cost of consulting and support
  revenue..........................     10,262     9,014    19,579    20,424
                                      --------- --------- --------- ---------
    Total cost of revenue..........     14,897    13,916    30,659    29,199
                                      --------- --------- --------- ---------
Gross margin.......................     79,759    61,052   146,967   111,917
                                      --------- --------- --------- ---------
Operating expenses:
  Research and development.........     16,651    17,490    32,266    30,979
  Sales and marketing..............     39,913    40,987    76,378    69,525
  General and administrative.......      9,001     8,202    15,808    15,121
  Merger and integration costs.....       --      63,759      --      63,759
                                      --------- --------- --------- ---------
    Total operating expenses.......     65,565   130,438   124,452   179,384
                                      --------- --------- --------- ---------
    Operating income (loss)........     14,194   (69,386)   22,515   (67,467)
Other income, net..................      3,234     4,716     6,349     9,301
                                      --------- --------- --------- ---------
    Income (loss) before
     income taxes..................     17,428   (64,670)   28,864   (58,166)
Provision (benefit) for
  income taxes.....................      5,228       (51)    8,659     1,325
                                      --------- --------- --------- ---------
Net income (loss)..................    $12,200  ($64,619)  $20,205  ($59,491)
                                      ========= ========= ========= =========
Net income (loss) per common
  share - basic....................      $0.14    ($0.74)    $0.23    ($0.68)

Shares used in computing per
  share amounts - basic............     85,046    87,240    86,456    86,898

Net income (loss) per common
  share - diluted..................      $0.14    ($0.74)    $0.22    ($0.68)

Shares used in computing per
  share amounts - diluted..........     89,810    87,240    91,334    86,898

   See accompanying notes to condensed consolidated financial statements.

                         RATIONAL SOFTWARE CORPORATION

                 Condensed Consolidated Statement of Cash Flows
                           (in thousands, unaudited)

                                                           Six Months Ended
                                                             September 30,
                                                         ----------------------
                                                         1998        1997
                                                         ----------  ----------
Cash flows from operating activities:
   Net income (loss)...................................    $20,205    ($59,491)
   Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:

     Depreciation and amortization.....................     10,120       7,746

     Tax benefits of stock option exercises............      6,000          --

     Changes in operating assets and liabilities:
       Accounts receivable.............................     10,726       8,694
       Prepaids and other, net.........................        611        (489)
       Accounts payable................................     (1,194)     (3,023)
       Accrued employee benefits and other accrued
          expenses.....................................     (9,894)      4,035
       Income taxes payable............................       (385)     (1,183)
       Accrued merger and integration expenses.........    (12,462)     30,355
       Deferred revenue................................      5,919        (752)
                                                         ----------  ----------
Net cash provided by (used in) operating activities.        29,646     (14,108)
                                                         ----------  ----------
Cash flows from investing activities:
   Purchase of short-term investments..................   (100,069)   (124,753)
   Maturities and sales of short-term investments......    138,264      57,198
   Purchases of property and equipment.................    (13,959)    (17,554)
   Net cash activity for Pure Atria for the
         quarter ended March 31, 1997..................         --     (12,069)
   Net change in other assets..........................       (573)      3,443
                                                         ----------  ----------
Net cash provided by (used in) investing activities......   23,663     (93,735)
                                                         ----------  ----------
Cash flows from financing activities:
   Principal payments under long-term debt
     and capital lease obligations.....................        (97)       (285)
   Net proceeds from issuance of common stock..........      7,182       5,227
   Repurchases of common stock.........................    (98,385)         --
                                                         ----------  ----------
Net cash provided by (used in) financing activities......  (91,300)      4,942
                                                         ----------  ----------
Effect of changes in foreign currency exchange
 rate on cash..........................................        485        (471)
                                                         ----------  ----------
Net increase (decrease) in cash and cash equivalents...    (37,506)   (103,372)
Cash and cash equivalents at beginning of period.......    126,229     244,856
                                                         ----------  ----------
Cash and cash equivalents at end of period.............    $88,723    $141,484
                                                         ==========  ==========

     See accompanying notes to condensed consolidated financial statements.

                         RATIONAL SOFTWARE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION -- The consolidated financial information included herein has been prepared without audit in accordance with the Company's accounting policies, as described in its latest annual report filed with the Securities and Exchange Commission on Form 10-
K. In the opinion of management, all adjustments, which consist only of normal recurring adjustments necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the interim periods presented have been made. As permitted by Form 10-Q, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Operating results for the period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1999.



2. ACCOUNTS RECEIVABLE - Accounts receivable are presented net of an allowance for doubtful accounts of $3,337,000 at September 30, 1998 and $3,638,000 at March 31, 1998.

3. NET INCOME PER COMMON SHARE - The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

(in thousands, except per share amounts)
                                       Three Months Ended  Six Months Ended
                                         September 30,       September 30,
                                      ------------------- -------------------
                                      1998      1997      1998      1997
                                      --------- --------- --------- ---------
Numerator:
  Net income (loss).................   $12,200  ($64,619)  $20,205  ($59,491)

Denominator:
  Denominator for basic net income
  (loss) per share - weighted
  average shares....................    85,046    87,240    86,456    86,898

  Incremental common shares
  attributable to shares issuable
  under employee stock plans........     4,764       --      4,878       --
                                      --------- --------- --------- ---------
  Denominator for diluted net
  income (loss) per share -
  weighted average shares and
  assumed conversions...............    89,810    87,240    91,334    86,898
                                      ========= ========= ========= =========

Net income (loss) per share - basic.     $0.14    ($0.74)    $0.23    ($0.68)
                                      ========= ========= ========= =========
Net income (loss) per share -
  diluted...........................     $0.14    ($0.74)    $0.22    ($0.68)
                                      ========= ========= ========= =========

4. COMPREHENSIVE INCOME - As of April 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign translation adjustments, which have been consistently included in stockholders' equity and excluded from net income, to be included in comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

Total comprehensive income amounted to approximately $12,326,000 for the second quarter 1999 compared to a comprehensive loss of $65,109,000 for the second quarter of 1998. For the six months ended September 30, 1998, comprehensive income amounted to $20,690,000 compared to a comprehensive loss of $59,962,000 for the six months ended September 30, 1997.

5. RECENT PRONOUNCEMENTS - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes new requirements for the reporting of information regarding operating segments, products, services, geographic areas and major customers. The Company will provide the disclosures required by SFAS 131 in its Form 10-K for the year ended March 31, 1999.

In June 1998, the Financial Accounting Standards Board issued
Statement No. 133, "Accounting for Derivative Instruments and
Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new statement will have a significant effect on earnings or the financial position of the Company.

6. CONTINGENCIES - On December 16, 1996, the Company filed a lawsuit against Silicon Graphics, Inc. ("SGI") arising from SGI's failure to pay certain royalties due to the Company under a software license agreement entered into between the Company's predecessor, Verdix Corporation, and SGI. SGI has filed an answer denying the Company's allegations, and also filed a cross-complaint against the Company for unspecified damages for alleged wrongdoing arising out of the license agreement with SGI. The Company denies the allegations and intends to vigorously defend its position.

On May 28, 1998, a consolidated, amended class action Complaint was filed against the Company and Paul D. Levy in the United States District Court for the Northern District of California. That action, In re Rational Software Corporation, No. 97-21001 (JF), consolidates eight prior-pending, virtually-identical complaints. Cowen & Company and a Cowen & Company analyst are also named as defendants. The complaint alleges that defendants violated Sections 10(b) and 20A of the Securities Exchange Act of 1934 and California state securities laws through the selective disclosure of material inside information regarding the Company's prospects. The complaint seeks unspecified damages on behalf of a class of stockholders who purchased the Company's common stock on October 8, 1997.
Defendants' motions to dismiss the Complaint were granted, with leave to amend. The Company anticipates that plaintiffs will attempt to amend the Complaint. The Company further expects to file a motion to dismiss that amended Complaint.

7. STOCK REPURCHASE - In April, 1998 the board of directors authorized the Company to repurchase up to six million shares of its common stock in the open market to be used for general corporate purposes. Repurchases helped offset dilution from stock issued under the company's stock option and stock purchase plans. Through September 30, 1998 the Company had repurchased 6,000,000 shares of its common stock for a total cash outlay of approximately $98.4 million.

8. SUBSEQUENT EVENT - On October 14, 1998 the board of directors authorized an additional repurchase of up to six million shares of the Company's common stock to be repurchased in the open market from time to time.

Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

The statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, including without limitation statements in "Liquidity and Capital Resources at September 30, 1998", contain "forward looking" information within the meaning of Sections 27A of the Securities Act of 1993 and 21E of the Securities and Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. The actual future results of the Company could differ materially from those projected in the forward looking information. For a discussion of certain factors that could cause actual results to differ materially from those projected by the forward looking information see "Factors That May Affect Future Results", at the end of this Item 2.

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


Comparative Analysis of Operating Results for the Three- and Six-
Months Ended September 30, 1998

Total revenue for both the three- and six- month periods ended
September 30, 1998 increased 26% from the comparable prior year periods.

Net product revenue for the three- and six- month periods ended September 30, 1998 increased 25% and 27%, respectively, from the comparable prior year periods. Consulting and support revenue for the three- and six- month periods ended September 30, 1998 increased 29% and 24%, respectively, from the comparable prior year periods. These increases reflect continued strong customer acceptance across the Company's products and services.

International revenues from product sales and consulting and customer support accounted for 37% and 35%, respectively, of total revenues for the three- and six- month periods ended September 30, 1998, compared to 32% and 34%, respectively, for the comparable prior year periods. The Company's international sales are principally priced in local currencies. The Company enters into short-term forward currency contracts to hedge against the impact of foreign currency exchange rate fluctuations on balance sheet exposures denominated in currencies other than the local, or "functional" currency of the Company or its subsidiaries. The total amount of these contracts is approximately offset by the underlying assets and liabilities denominated in non-functional currencies and such contracts are carried at fair market value. The associated gains and losses were not material to the Company's results of operations in any period presented. See Risks Associated with International Operations.

Cost of product revenue consists principally of materials, packaging and freight, amortization of developed technology and royalties. Cost of product revenue for the three- and six- month periods ended September 30, 1998 decreased 5% and increased 26%, respectively, from the comparable prior year periods. These costs represented 8% and 10%, respectively, of total product revenue for the three- and six- month periods ended September 30, 1998, as compared to 11% and 10%, respectively, for the comparable prior year periods. The decrease in product cost as a percentage of product revenue was due primarily to better economies of scale on materials and packaging and freight with respect to certain products as a result of increased volume.

Cost of consulting and support revenue consists principally of personnel costs for training, consulting and customer support. Cost of consulting and support for the three- and six- month periods ended September 30, 1998 increased 14% and decreased 4%, respectively, from the comparable prior year periods. These costs represented 28% of total consulting and support revenue for both the three- and six- month periods ended September 30, 1998 compared to 31% and 36%, respectively, for the comparable prior year periods. The decrease in cost as a percentage of related revenue is primarily due to changes to the Company's customer support business model as a result of combining the Pure Atria and Rational service organizations, combined with the impact of a relatively fixed support cost base servicing increased revenues.

Total expenditures for research and development for the three- and six-month periods ended September 30, 1998 decreased 5% and increased 4%, respectively, from the comparable prior year periods. These costs represented 18% of total revenue for both the three- and six- month periods ended September 30, 1998 compared to 23% and 22%, respectively, for the comparable prior year periods. For the three-month period ended September 30, 1998 the year-to-year decrease in research and development expenses reflects increased expenses incurred in the September 1997 quarter associated with the Pure Atria merger. The year-to-year increase in research and development expenses for the six-month period ended September 30, 1998 is due primarily to additional personnel and related costs to maintain and enhance existing products as well as develop new products.

Sales and marketing expenses for the three- and six- month periods ended September 30, 1998 decreased 3% and increased 10%, respectively, from the comparable prior year periods. These costs represented 42% and 43%, respectively, of total revenue for the three- and six- month periods ended September 30, 1998 compared to 55% and 49%, respectively, for the comparable prior year periods. The year-to-year decrease in sales and marketing expenses for the three-month period ended September 30, 1998 reflects increased operating expenses incurred in the September 1997 quarter associated with the Pure Atria merger. The increase in sales and marketing expenses for the six-month period ended September 30, 1998 reflects additional personnel and related costs to expand Rational's sales channels, to penetrate new markets, and to increase its market share in core markets.

General and administrative expenses for the three- and six- month periods ended September 30, 1998 increased 10% and 5%, respectively, from the comparable prior year periods. These costs represented 10% and 9%, respectively of total revenue for the three- and six- month periods ended September 30, 1998 compared to 11% for both the comparable prior year periods. General and administrative expense has increased over the same periods in the prior year due primarily to employee related expenses associated with the staffing requirements needed to support the Company's expanding business.

In the three-month period ended September 30, 1997 the Company recorded a charge of $63,759,000 related to the combination of Rational and Pure Atria. There have been no additional related charges recorded in the periods following.

Other income, net, consists primarily of interest income, interest expense and gains and losses due to fluctuations in foreign currency exchange rates. Other income has fluctuated as a result of the amount of cash available for investment in interest-bearing instruments and from fluctuations in foreign currency exchange rates. Other income, net, for the three- and six- month periods ended September 30, 1998 decreased $1,482,000 and $2,952,000, respectively, from the comparable prior year periods. The current year decrease is due primarily to a lower average amount of invested cash resulting from repurchase of Company common stock during the June and September quarters and declining interest rates.

The provision for income taxes for the three- and six- month periods ended September 30, 1998 is based on the estimated annual effective tax rate applied to the profit before income taxes and includes federal, state and foreign income taxes. The effective tax rates for fiscal 1999 and 1998 differ from the federal statutory rate, primarily as a result of the recognition of previously unrecognized deferred tax assets, the non-deductibility of certain merger related costs, losses in certain foreign jurisdictions for which no US benefit was derived, differing tax rates in certain foreign jurisdictions and by state taxes.

Liquidity and Capital Resources at September 30, 1998

As of September 30, 1998, the Company had cash, cash equivalents and short-term investments of $213,769,000 and working capital of $159,452,000. Net cash provided by operating activities for the period ended September 30, 1998 was composed primarily of net income plus non-cash changes for depreciation and amortization, tax benefits from stock option exercises, a decrease in accounts receivable and an increase in deferred revenue, offset by a decrease in accrued employee benefits and other accrued expenses, accrued merger costs, and accounts payable.
Net cash provided by investing activities resulted primarily from a decrease in short-term cash investments offset by an increase in capital expenditures. Net cash used in financing activities resulted primarily from the repurchase of common stock, offset by issuance of common stock under the Employee Stock Purchase Plan and the exercise of employee stock options.

In April, 1998 the board of directors authorized the Company to repurchase up to six million shares of its common stock in the open
market to be used for general corporate purposes.   Repurchases helped
offset dilution from stock issued under the company's stock option and stock purchase plans. Through September 30, 1998 the Company had repurchased 6,000,000 shares of its common stock for a total cash outlay of approximately $98,385,000. On October 14, 1998 the board of directors authorized an additional repurchase of up to six million shares of the Company's common stock, to be repurchased in the open market from time to time.

The Company believes that expected cash flow from operations combined with existing cash and cash equivalents and short-term investments will be sufficient to meet its cash requirements for the foreseeable future. See also Notes 7 and 8 to Notes to Condensed Consolidated Financial Statements.





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


Dependence on Market Growth for Sophisticated Development Tools

Rational's future growth and financial performance will depend in part on broad acceptance of off-the-shelf products for requirements management, modeling, testing, and configuration and change management. Sales of these products may not continue to grow, or the Company may be unable to respond effectively to evolving customer requirements. The number of software developers using Rational's products is relatively small compared to the number of developers using more traditional technology and products, or manual approaches. The adoption of the Company's products by software programmers who have traditionally used other technology requires reorientation to significantly different approaches to development. Customers may rely on internally-developed tools instead of off-the-shelf products, or customers may rely on manual approaches instead of automated tools that require up-front capital investment. The acceptance of the Company's products, therefore, may not expand beyond sophisticated programmers who are early adopters of the technology. Furthermore, potential customers may be unwilling to make the investment required to retrain programmers to build software using the Company's products rather than traditional programming techniques. Many of Rational's customers have purchased only small quantities of the Company's products, and these or new customers may decide not to broadly implement or purchase additional units of such products.


Dependence on Acceptance of Industry Standards

Rational's future growth and financial performance may depend on the development of industry standards that facilitate the adoption of component-based development, as well as Rational's ability to play a leading role in the establishment of those standards. The Company has developed the Unified Modeling Language (UML) for visual modeling, which has been adopted by the Object Management Group (OMG), an industry consortium, for inclusion in their object analysis and design facility specification. The official sanction in the future of a competing standard by the OMG or the promulgation of a competing standard by one or more major platform vendors could have a material adverse effect on Rational's marketing and sales efforts and, in turn, on Rational's business, operating results, and financial condition.


Expansion of Product Lines; Dependence on New Product Introductions

The Company believes that its continued success will depend in part on its ability to provide a tightly integrated line of software application-development tools, as well as integrated product suites and bundles, that support software development for a number of implementation languages. This will require the Company to modify and enhance its current products and to continue to develop, introduce, and integrate new products. The Company believes its continued success will become increasingly dependent on its ability to support the Microsoft platform, including the Windows 95, Windows 98, and Windows NT operating systems. The Company also believes its continued success will become increasingly dependent on its ability to support Web-based development of business-critical applications using latest technologies. The Company believes that it will be particularly important to successfully develop and market a broader line of products for C++, Visual Basic, Java, and other implementation languages in order to be successful in its efforts to broaden its customer base and to further increase its share in its existing market segments. The Company also believes that, over time, its products must be extended to fully support the standards and technologies used in the development of web-based applications, as well as off-the-shelf products from companies such as SAP, The Baan Company, and PeopleSoft. The Company may be unable to successfully develop and market such a broad line of products or may encounter unexpected difficulties and delays in integrating new products with existing product lines.

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


Competition

The industry for tools for automating software application development and management is extremely competitive and rapidly changing. Rational expects to continue to experience significant and increasing levels of competition in the future. Rational believes that the major competitive factors in its markets include corporate and product reputation, innovation with frequent product enhancement, breadth of integrated product line, the availability of integrated suites and bundles, product architecture, functionality and features, product quality, performance, ease of use, support, availability of technical consulting services, and price. Rational faces intense competition for each product within its product lines, generally from both Windows, Windows NT, and UNIX vendors. Because individual product sales are often the first step in a broader customer relationship, Rational's success will depend in part on its ability to successfully compete with numerous competitors at each point in its product line.

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

Rational faces competition from, among others, Intersolv, Inc., Platinum Technology, Inc., Select Software Tools plc, Cayenne (Sterling), Oracle, IBM Corporation (IBM), Sun Microsystems, and Sybase Inc., as well as numerous privately held tool suppliers offering traditional CASE tools that compete with the Rational Rose approach to visual modeling and component-based development. Rational's RequisitePro requirements-management product faces competition from companies such as GEC-Marconi. Rational's software-testing tools-Purify, Quantify, PureCoverage, SQA Suite, Rational Visual Test, Performance Studio, Developer Desktop and preVue--face competition from Compuware, Mercury Interactive Corporation, Segue Software, Inc., Intersolv, Inc., Computer Associates, Platinum Technologies, Terodyne, Cyrano, SQL Bench International, Inc., and several private companies offering testing-automation tools. Microsoft, Compuware, Oracle, Sybase, and several of the major UNIX platform vendors, including Sun Microsystems, Hewlett Packard, Digital Equipment Corporation (recently acquired by Compaq Computer Corporation), Silicon Graphics, Inc., and IBM, also compete with Rational with respect to software-quality products and testing tools, with testing products customized to certain of their other software products. Rational Apex for C/C++ faces competition from, among others, major UNIX platform vendors such as Sun Microsystems, Hewlett-Packard, and Digital Equipment Corporation, which have C/C++ compilers and debuggers and, in some cases, programming environments for their platforms. In addition, numerous privately held companies offer compilers, debuggers, and programming environments that compete with Rational Apex. Rational's ClearCase, ClearDDTS, and ClearQuest product line faces competition from various suppliers offering products with configuration and change management functions, including Continuus Software Corporation, StarBase Corporation, Hewlett Packard, True Software, SQL Software, LTD., Intersolv, Inc., Sun Microsystems, and IBM. The Rational Apex Ada product line faces competition from Aonix, Green Hills Software, Inc., and a large number of other suppliers offering Ada products for native and embedded systems.

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

Rational believes that the increased level of competition it observed in fiscal 1998 and the first half of fiscal 1999 will continue to increase in the current year. Certain of Rational's competitors are more experienced than Rational in the development of software-engineering tools, databases, or software-development products. Some of Rational's competitors have, and new competitors may have, larger technical staffs, more established distribution channels, and greater financial resources than Rational. There can be no assurance that either existing or new competitors will not develop products that are superior to Rational's products or that achieve greater market acceptance. Rational's future success will depend in large part on its ability to increase its share of its target markets and to license additional products and product enhancements to existing customers. Future competition may result in price reductions, reduced margins, or loss of sales, which in turn would have a material adverse effect on the Company's business, results of operations, and financial condition.


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

A traditional means of retaining employees following declines in a corporation's stock price, such as those experienced recently by Rational, is to reprice "underwater" stock options, both to offer an equity incentive to existing employees and to avoid inequities relative to new employees offered lower-priced options. On November 4, 1997, the Company's board of directors approved a program enabling the Company to reprice stock options for most employees. The repriced options are subject to additional lock-up and repurchase restrictions. Members of the Company's senior management team at that time were not eligible to participate in that repricing program. In April 1998, the compensation committee of the board, after consulting with all of the outside directors, approved repricing agreements with the members of the senior management team who were not eligible to participate in the November 1997 repricing program. The senior officer repricing was completed on substantially the same terms, including the disposition limitations and repurchase provisions, offered to the rest of the employees in November 1997, although at the higher market price existing at the time of the April 1998 repricing. There can be no assurance that such repricing will be sufficient to retain employees or senior management or that at some future date the outstanding stock options will not again be underwater. To the extent that options held by employees, including members of senior management, again become underwater, those options may not serve as an incentive to retain these individuals. The departure of one or more members of the senior management team could have a material adverse effect on the Company's business, results of operations, and financial condition.


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


Licensing of Rational Rose Technology to Microsoft

In October 1996, Microsoft and Rational entered into a two-year agreement providing for the inclusion of a subset of the Rational Rose visual modeling technology in future versions of Microsoft's enterprise-oriented visual tools. The Company's objective in entering into this arrangement is to expose the Company's technology to a broader customer base and not to generate direct product revenue from Microsoft. The Company expects that continued changes in the Company's pricing models and combinations of features within product lines will be required to appeal to this customer base, and there can be no assurance that such changes will achieve customer acceptance. The licensing of Rational's Rose technology to Microsoft has not resulted and the Company does not expect it to result in a material increase in product revenue. In addition, there can be no assurance that developers introduced to the Rational Rose technology incorporated into Microsoft products will become purchasers of Rational products in the future. Rational has granted Microsoft the option to obtain a perpetual, nonexclusive right to source code for certain aspects of the Rational Rose technology after the expiration of the agreement. While Rational believes that Microsoft's and Rational's strategies currently are complementary, there can be no assurance that Microsoft will not use this right to develop and market competing products in the future.


Dependence on Major Operating Systems

Many of Rational's major products have historically been licensed for use principally on certain versions of the UNIX platform. These products constitute a substantial portion of Rational's product and service revenues. Any factors adversely affecting the demand for, or use of, the UNIX operating system that would require changes to Rational's products would have a material adverse effect on the business, operating results, and financial condition of Rational. Likewise, others of Rational's major products have historically been licensed for use purely on the Windows or Windows NT operating systems. These products also constitute a substantial portion of Rational's product and service revenues. Any factors adversely affecting the demand for, or use of, the Windows or Windows NT operating systems that would require changes to Rational's products would have a material adverse effect on the business, operating results, and financial condition of Rational. In addition, any changes to the underlying components of or interfaces to the UNIX, Windows or Windows NT operating systems that would require changes to Rational's products for those platforms would materially and adversely affect Rational if it were not able to successfully develop or implement such changes in a timely fashion.


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


Risks Associated with International Operations

International sales accounted for approximately 34%, 27% and 27% of Rational's revenues in fiscal 1998, 1997, and 1996, respectively and represented 35% for the six months ended September 30, 1998. Rational expects that international sales will continue to account for a significant portion of the Company's revenues in future periods. International sales are subject to inherent risks, including unexpected changes in regulatory requirements and tariffs, unexpected changes in global economic conditions, difficulties in staffing and managing foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax consequences, price controls or other restrictions on foreign currency, difficulties in obtaining export and import licenses, costs of localizing products for foreign markets, lack of acceptance of localized products in international markets, and the effects of high local wage scales and other expenses. Any material adverse effect on the Company's international business would be likely to materially and adversely affect the Company's business, operating results, and financial condition as a whole.

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


Risks Associated with Asian Economic Crises

In addition to general risks associated with international operations listed above, there are additional risks associated with the continuing economic crisis in Asia. Many of Rational's customers, who are based in either Europe or the Americas, do a substantial amount of business in Asia. As economic conditions have affected buying behavior in Asia, Rational's customers may also be affected, resulting in changes to their own buying behavior in Europe and the Americas. There can be no assurance that the Company will not experience a material adverse impact on its financial condition and results of operations from the impact of the Asian economic crisis both in Asia and in other geographies.


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

Rational expects that software product developers will be increasingly subject to infringement claims as the number of products and competitors grows and the functionality of products in different industry segments overlaps. There can be no assurance that third parties will not assert infringement claims against the Company in the future or that such claims will not be successful. The Company could incur substantial costs in defending itself and its customers against any such claims. Parties making such claims may be able to obtain injunctive or other equitable relief that could effectively block the Company's ability to sell its products in the United States and abroad and could result in an award of substantial damages. In the event of a claim of infringement, the Company and its customers may be required to obtain one or more licenses from third parties. There can be no assurance that the Company or its customers could obtain necessary licenses from third parties at a reasonable cost or at all. Defense of any lawsuit or failure to obtain any such required license would have a material adverse effect on the Company's business, results of operations, and financial condition. See also "Item 3-Legal Proceedings" of Part I in the Company's latest annual report filed with the Securities and Exchange Commission on Form 10-K.


Year 2000 Compliance

The Company is aware of the problems associated with computer systems as the year 2000 approaches. Year 2000 problems are the result of common computer programming techniques that result in systems that do not function properly when manipulating dates later than December 31, 1999. The problem may affect internal information technology (IT) systems used by the Company for product development, accounting, distribution, and planning. The problem may also affect non-IT embedded systems such as building security systems, machine controllers, and other equipment.

The Company has recently established a year 2000 project team to develop and implement a comprehensive four-phase year 2000 readiness plan for its worldwide operations relating to (1) the Company's software products, (2) the Company's internal IT and non-IT systems and
(3) third party customers, vendors and others with whom the Company does business. Phase One (Inventory) will consist of identifying all the Company's systems, relationships and products that may be impacted by year 2000. Phase Two (Assessment) will involve determining the Company's current state of year 2000 readiness for those areas identified in the inventory phase and prioritizing the areas that need to be fixed. Phase Three (Remediation) will consist of developing a plan for those areas identified as needing correction in the assessment phase. Phase Four (Implementation) will consist of executing the action plan and completing the steps identified to attain year 2000 readiness.

With respect to its software products, the Company has completed the Inventory, Assessment, Remediation and Implementation phases of the plan in the course of developing new products and product upgrades, all of which have been designed to be year 2000 compliant. Accordingly, the Company does not currently sell or support any products which are not year 2000 compliant. The Company did not separately track the internal costs of the research and development efforts related to making its products year 2000 compliant, and such costs were principally comprised of salaries and benefits of software engineering personnel. The Company funded these research and development costs out of operating cash flows.

With respect to its most critical internal IT systems, consisting of accounting, data processing and other systems, the Company has completed the Inventory, Assessment, Remediation and Implementation phases in the course of introducing new systems and system upgrades to support the Company's recent rapid growth, including growth through acquisitions. No such system implementations were undertaken nor accelerated for the sole purpose of becoming year 2000 compliant, and it is not practicable to identify any incremental costs related to year 2000 compliance involved in these system implementations.

With respect to non-critical IT systems, consisting primarily of security systems, fax machines and other miscellaneous systems, and non-IT embedded systems, the Company is presently in the Inventory and early Assessment phases. The Company is not yet able to provide reasonably accurate estimates of the costs of completing the Remediation and Implementation phases with respect to these non-critical IT and non-IT embedded systems, but the Company presently expects to fund all remediation and implementation costs from operating cash flows and has not established any specific reserves for these costs. The Company has not yet determined a completion date for remediation of all year 2000 systems, but it intends to complete such implementation well in advance of January 1, 2000. The Company has not yet incurred any material costs specifically related to becoming year 2000 compliant in its non-critical IT and non-IT embedded systems. As with critical IT systems, discussed above, many of the Company's non-critical IT systems have been replaced or upgraded to accommodate expanded business processes due to recent growth and merger activity. No such system implementations were undertaken nor accelerated for the sole purpose of becoming year 2000 compliant.

The Company is currently early in the inventory phase of
determining the year 2000 readiness of its significant suppliers, subcontractors and customers that do not share information systems with the Company, and is preparing to query such third-parties about their
year 2000 readiness.   The Company has no means of ensuring that these
third parties will be year 2000 ready.

Based on information currently available to the Company, the Company believes that the most reasonably likely worst case year 2000 scenarios with respect to the Company relate to the potential failure of third party suppliers, subcontractors and customers to become year 2000 compliant and, to a lesser extent, the Company's potential failure to reach year 2000 compliance with respect to non-critical IT and non-IT embedded systems. The inability of suppliers, subcontractors and customers to complete their year 2000 remediation processes in a timely fashion could result in delays in introducing new products, reduced sales of new or existing products and disruptions in strategic relationships, which could in turn have a material and adverse effect on the Company's results of operations and financial condition. The effect of non-compliance by suppliers, subcontractors and customers is not reasonably quantifiable.

While the Company expects to the attain year 2000 readiness with respect to non-critical IT and non-IT embedded systems, there is no assurance that the Company will be successful in its efforts to identify and address all year 2000 system issues on time. Failure to do so may adversely impact the Company's results of operations or adversely affect the Company's relationships with customers, vendors or others. For example, failure to achieve year 2000 readiness could delay the Company's ability to produce and ship products, invoice customers and collect payments, and could disrupt customer service, technical support and facilities. The Company could suffer increased costs, lost sales or other negative consequences resulting from customer dissatisfaction, including litigation. Failures of security systems relying on non-IT embedded systems could compromise the Company's operations or ability to safeguard proprietary information.

The Company does not currently have any year 2000 related contingency plans. The Company may institute contingency planning at the completion of the assessment phase of its year 2000 readiness plan with respect to non-critical IT and non-IT embedded systems.

The above discussion regarding costs, risks and estimated completion dates for the year 2000 is based on the Company's best estimates given information that is currently available, and is subject to change. There can be no assurance that actual costs will not substantially exceed the Company's assessment due to internal year 2000 problems or year 2000 problems associated with the Company's IT and non-IT systems and products. In addition, while the Company believes it has achieved year 2000 compliance with respect to its software products and most critical IT systems, there could be unanticipated year 2000 related failures in such products or systems that could have a material and averse effect on the Company's results of operations and financial condition. Further, there can be no guarantee that the systems of other companies on which the Company's systems rely will be remediated in a timely manner, or that a failure to remediate by another company, including without limitation any of the Company's vendors, customers, or partners, or a remediation that is incompatible with the Company's systems would not have a material adverse effect on the Company.

Deferred Tax Assets

In fiscal 1998, the Company recognized approximately $15 million out of $45 million previously unrecognized deferred tax assets. The "more likely than not" criteria for recognition had been met as a result of current and anticipated operating results. Should the Company's operating results not achieve anticipated levels, these deferred tax assets may not be realized thereby adversely impacting the Company's reported tax expense. The Company has provided a valuation allowance on the remaining deferred tax assets as the "more likely than not" criteria has not been met.

PART II  --  OTHER INFORMATION

ITEM 1 - Legal Proceedings

On May 28, 1998, a consolidated, amended class action Complaint was filed against the Company and Paul D. Levy in the United States District Court for the Northern District of California. That action, In re Rational Software Corporation, No. 97-21001 (JF), consolidates eight prior-pending, virtually-identical complaints. Cowen & Company and a Cowen & Company analyst are also named as defendants. The complaint alleges that defendants violated Sections 10(b) and 20A of the Securities Exchange Act of 1934 and California state securities laws through the selective disclosure of material inside information regarding the Company's prospects. The complaint seeks unspecified damages on behalf of a class of stockholders who purchased the Company's common stock on October 8, 1997. Defendants' motions to dismiss the Complaint were granted, with leave to amend. The Company anticipates that plaintiffs will attempt to amend the Complaint. The Company further expects to file a motion to dismiss that amended Complaint.

ITEM 4 - Submission of matters to a Vote of Security Holders

On July 16, 1998 the Company held its annual meeting of stockholders. Items submitted to a vote of the stockholders are incorporated herein by reference to the Registrant's Form 10-Q Quarterly Report dated
August 14, 1998.

ITEM 6 - Exhibits and Reports on Form 8-K

(a)             Exhibit 27:  Financial Data Schedule

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


                                        November 12, 1998