Form 10-Q
period 1998-12-31
RATIONAL SOFTWARE CORP
filed 1999-02-16
CIK 722056

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

        For the quarterly period ended December 31, 1998

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

                              Yes  [X]             No   [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
          COMMON STOCK, PAR VALUE                   85,502,631
              $.01 PER SHARE
                  (Class)            (Shares outstanding on January 31, 1999)
===============================================================================

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


PART II -- OTHER INFORMATION

Item 1 --  Legal Proceedings..........................................

Item 6 --  Exhibits and Reports on Form 8-K...........................

SIGNATURE.............................................................

                         RATIONAL SOFTWARE CORPORATION
                     Condensed Consolidated Balance Sheets
                    (in thousands, except per share amounts)

                                                     December 31,   March 31,
                                                     1998           1998
                                                     ------------   ------------
                                                     (unaudited)      (Note A)
                         ASSETS
            -------------------------------------
Current assets:
 Cash and cash equivalents....................           $33,808       $126,229
 Short-term investments.......................           187,599        163,241
 Accounts receivable, net.....................            78,278         71,379
 Prepaid expenses and other assets............             8,104          7,239
 Deferred tax assets..........................            11,846         11,846
                                                     ------------   ------------
Total current assets..........................           319,635        379,934
                                                     ------------   ------------
Property and equipment, at cost:
 Computer, office and manufacturing equipment.            72,574         65,339
 Office furniture.............................             9,998          9,184
 Leasehold improvements.......................            10,542          7,136
                                                     ------------   ------------
                                                          93,114         81,659
 Accumulated depreciation and amortization....           (48,499)       (43,671)
                                                     ------------   ------------
Property and equipment, net...................            44,615         37,988
Other assets, net.............................            20,644         27,283
                                                     ------------   ------------
Total assets..................................          $384,894       $445,205
                                                     ============   ============

             LIABILITIES AND STOCKHOLDERS' EQUITY
            -------------------------------------
Current liabilities:
 Accounts payable.............................           $11,114        $13,262
 Accrued employee benefits....................            20,659         23,929
 Income taxes payable.........................            16,035         15,259
 Other accrued expenses.......................            17,087         18,345
 Current portion of accrued merger and
   integration expenses.......................             6,156         26,226
 Deferred revenue.............................            67,071         52,707
 Current portion of long-term debt and
   lease obligations..........................             1,646          1,809
                                                     ------------   ------------
Total current liabilities.....................           139,768        151,537

Accrued rent..................................               586            720
Long-term accrued merger and integration
 expenses.....................................             3,200          5,600
Long-term debt................................               171            172
                                                     ------------   ------------
Total liabilities.............................           143,725        158,029
                                                     ------------   ------------

Commitments and contingencies

Stockholders' equity:
 Common stock, $0.01 par value, 150,000
  shares authorized...........................               918            890
 Additional paid-in capital...................           527,885        494,718
 Treasury stock...............................          (119,487)        (1,340)
 Accumulated deficit..........................          (167,103)      (205,262)
 Cumulative translation adjustment............            (1,044)        (1,830)
                                                     ------------   ------------
Total stockholders' equity....................           241,169        287,176
                                                     ------------   ------------
Total liabilities and stockholders' equity....          $384,894       $445,205
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

                         RATIONAL SOFTWARE CORPORATION
                Condensed Consolidated Statements of Operations
              (in thousands, except per share amounts, unaudited)

                                       Three Months Ended  Nine Months Ended
                                         December 31,        December 31,
                                      ------------------- -------------------
                                      1998      1997      1998      1997
                                      --------- --------- --------- ---------
Net product revenue................    $67,382   $48,373  $175,083  $132,983
Consulting and support revenue.....     41,751    33,933   111,676    90,439
                                      --------- --------- --------- ---------
    Total revenue..................    109,133    82,306   286,759   223,422
                                      --------- --------- --------- ---------

Cost of product revenue............      4,728     5,186    15,808    13,961
Cost of consulting and support
  revenue..........................     10,731    11,508    30,310    31,932
                                      --------- --------- --------- ---------
    Total cost of revenue..........     15,459    16,694    46,118    45,893
                                      --------- --------- --------- ---------
Gross margin.......................     93,674    65,612   240,641   177,529
                                      --------- --------- --------- ---------
Operating expenses:
  Research and development.........     18,683    14,869    50,949    45,848
  Sales and marketing..............     45,465    34,129   121,843   103,654
  General and administrative.......      8,201     6,794    24,009    21,915
  Merger costs.....................     (1,200)       --    (1,200)   63,759
                                      --------- --------- --------- ---------
    Total operating expenses.......     71,149    55,792   195,601   235,176
                                      --------- --------- --------- ---------
    Operating income (loss)........     22,525     9,820    45,040   (57,647)
Other income, net..................      3,124     4,004     9,473    13,305
                                      --------- --------- --------- ---------
    Income (loss) before
     income taxes..................     25,649    13,824    54,513   (44,342)

Provision for income taxes.........      7,695     3,456    16,354     4,781
                                      --------- --------- --------- ---------
Net income (loss)..................    $17,954   $10,368   $38,159  ($49,123)
                                      ========= ========= ========= =========
Net income (loss) per common
  share - basic....................      $0.21     $0.12     $0.45    ($0.56)

Shares used in computing per
  share amounts - basic............     84,269    88,008    85,727    87,267

Net income (loss) per common
  share - diluted..................      $0.20     $0.11     $0.42    ($0.56)

Shares used in computing per
  share amounts - diluted..........     91,254    90,632    91,308    87,267

   See accompanying notes to condensed consolidated financial statements.

                         RATIONAL SOFTWARE CORPORATION
                 Condensed Consolidated Statement of Cash Flows
                           (in thousands, unaudited)

                                                           Nine Months Ended
                                                             December 31,
                                                         ----------------------
                                                         1998        1997
                                                         ----------  ----------
Cash flows from operating activities:
   Net income (loss)...................................    $38,159    ($49,123)
   Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
     Loss on disposal of capital eqiupment.............         --         134
     Depreciation and amortization.....................     14,933      14,901
     Noncash expense for stock options.................         --         109
     Tax benefits of stock option exercises............     12,000          --
     Changes in operating assets and liabilities:
       Accounts receivable.............................     (6,899)        (71)
       Prepaids and other, net.........................       (865)     (3,456)
       Accounts payable................................     (2,148)         35
       Accrued employee benefits and other accrued
          expenses.....................................     (4,662)       (642)
       Income taxes payable............................        776       4,718
       Accrued merger and integration expenses.........    (22,470)     16,648
       Deferred revenue................................     14,364       9,424
                                                         ----------  ----------
Net cash provided by (used in) operating activities.        43,188      (7,323)
                                                         ----------  ----------
Cash flows from investing activities:
   Purchase of short-term investments..................   (263,094)   (287,453)
   Maturities and sales of short-term investments......    238,736     133,845
   Purchases of property and equipment.................    (17,877)    (22,904)
   Net cash activity for Pure Atria....................         --     (15,949)
   Net change in other assets..........................      2,956      (7,678)
   Proceeds from sale of fixed assets..................         --       4,850
                                                         ----------  ----------
Net cash used in investing activities..................    (39,279)   (195,289)
                                                         ----------  ----------
Cash flows from financing activities:
   Principal payments under long-term debt
     and capital lease obligations.....................       (164)       (298)
   Net proceeds from issuance of common stock..........     21,195       8,294
   Repurchases of common stock.........................   (118,147)         --
                                                         ----------  ----------
Net cash provided by (used in) financing activities....    (97,116)      7,996
                                                         ----------  ----------
Effect of changes in foreign currency exchange
 rate on cash..........................................        786        (651)
                                                         ----------  ----------
Net increase (decrease) in cash and cash equivalents...    (92,421)   (195,267)
Cash and cash equivalents at beginning of period.......    126,229     244,856
                                                         ----------  ----------
Cash and cash equivalents at end of period.............    $33,808     $49,589
                                                         ==========  ==========

     See accompanying notes to condensed consolidated financial statements.

                   RATIONAL SOFTWARE CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION -- The consolidated financial information included herein has been prepared without audit in accordance with the Company's accounting policies, as described in its latest annual report filed with the Securities and Exchange Commission on Form 10-
K. In the opinion of management, all adjustments, which consist only of normal recurring adjustments necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the interim periods presented have been made. As permitted by Form 10-Q, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Operating results for the period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1999.

2. ACCOUNTS RECEIVABLE - Accounts receivable are presented net of an allowance for doubtful accounts of $3,406,000 at December 31, 1998 and $3,638,000 at March 31, 1998.

3. NET INCOME PER COMMON SHARE - The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

                                       Three Months Ended  Nine Months Ended
                                         December 31,        December 31,
                                      ------------------- -------------------
                                      1998      1997      1998      1997
                                      --------- --------- --------- ---------
Numerator:
  Net income (loss).................   $17,954   $10,368   $38,159  ($49,123)

Denominator:
  Denominator for basic net income
  (loss) per share - weighted
  average shares....................    84,269    88,008    85,727    87,267

  Incremental common shares
  attributable to shares issuable
  under employee stock plans........     6,985     2,624     5,581        --
                                      --------- --------- --------- ---------
  Denominator for diluted net
  income (loss) per share -
  weighted average shares and
  assumed conversions...............    91,254    90,632    91,308    87,267
                                      ========= ========= ========= =========

Net income (loss) per share - basic.     $0.21     $0.12     $0.45    ($0.56)
                                      ========= ========= ========= =========
Net income (loss) per share -
  diluted...........................     $0.20     $0.11     $0.42    ($0.56)
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

For the three months ended December 31, 1998, total comprehensive income amounted to approximately $18,255,000 compared to a comprehensive income of $10,188,000 for the same period last year. For the nine months ended December 31, 1998, comprehensive income amounted to $38,945,000 compared to a comprehensive loss of $49,774,000 for the same period last year.

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

On May 28, 1998, a consolidated, amended class action Complaint was filed against the Company and Paul D. Levy in the United States District Court for the Northern District of California. That action, In re Rational Software Corporation, No. 97-21001 (JF), consolidates eight prior-pending, virtually-identical complaints.
SG Cowen & Company and an SG Cowen & Company analyst are also named as defendants. The complaint alleges that defendants violated Sections 10(b) and 20A of the Securities Exchange Act of 1934 and California state securities laws through the selective disclosure of material inside information regarding the Company's prospects. The complaint seeks unspecified damages on behalf of a class of stockholders who purchased the Company's common stock on October 8, 1997. Defendants' motions to dismiss the Complaint were granted, with leave to amend. The Company anticipates that plaintiffs will attempt to amend the Complaint. The Company further expects to file a motion to dismiss that amended Complaint.

7. STOCK REPURCHASE - In April, 1998 the board of directors authorized the Company to repurchase up to 6,000,000 shares of its common stock in the open market to be used for general corporate purposes. The Company completed that repurchase program during the September 1998 quarter. In October 1998, the board of directors authorized the Company to repurchase an additional 6,000,000 shares of its common stock in the open market to be used for general corporate purposes. Through December 31, 1998 the Company had repurchased a total of 7,000,000 shares of its common stock, including repurchases authorized in April, 1998 and October, 1998, for a total cash outlay of approximately $118,147,000. Repurchases helped offset dilution from stock issued under the company's stock option and stock purchase plans.

8. RESTRUCTURING COSTS - During the three months ended December 31, 1998, the Company substantially completed certain elements of the organizational integrations following the July 1997 acquisition of Pure Atria Corporation (the Pure Atria merger). This consisted primarily of exiting certain non-strategic consulting activities, realignment of marketing activities and consolidation of certain sales offices. The current quarter charges related to this activity, totaling approximately $3,300,000, were primarily for severance costs associated with employee terminations, and charges associated with facilities closures. These charges were offset by a reduction of previously accrued facilities expenses related to the Pure Atria merger totaling $4,500,000. The facilities expense reduction was due to greater-than-expected recoveries from subleasing. The net impact on the December quarter was a merger and integration charge reduction of $1,200,000.

Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

The statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, including without limitation statements in "Liquidity and Capital Resources at December 31, 1998", contain "forward looking" information within the meaning of Sections 27A of the Securities Act of 1993 and 21E of the Securities and Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. The actual future results of the Company could differ materially from those projected in the forward looking information. For a discussion of certain factors that could cause actual results to differ materially from those projected by the forward looking information see "Factors That May Affect Future Results", at the end of this Item 2.

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


Comparative Analysis of Operating Results for the Three- and Nine-Months Ended December 31, 1998

Total revenue for the three- and nine- month periods ended December 31, 1998 increased 33% and 28%, respectively, from the comparable prior year periods.

Net product revenue for the three- and nine- month periods ended December 31, 1998 increased 39% and 32%, respectively, from the comparable prior year periods. Consulting and support revenue for both the three- and nine- month periods ended December 31, 1998 increased 23% from the comparable prior year periods. These increases reflect continued strong customer acceptance across the Company's products and services.

International revenues from product sales and consulting and customer support accounted for 41% and 37%, respectively, of total revenues for the three- and nine- month periods ended December 31, 1998, compared to 34% for both the comparable prior year periods. The Company's international sales are principally priced in local currencies. The Company enters into short-term forward currency contracts to hedge against the impact of foreign currency exchange rate fluctuations on balance sheet exposures denominated in currencies other than the local, or "functional" currency of the Company or its subsidiaries. The total amount of these contracts is approximately offset by the underlying assets and liabilities denominated in non-functional currencies and such contracts are carried at fair market value. The associated gains and losses were not material to the Company's results of operations in any period presented. See Risks Associated with International Operations.

Cost of product revenue consists principally of materials, packaging and freight, amortization of developed technology and royalties. Cost of product revenue for the three- and nine- month periods ended December 31, 1998 decreased 9% and increased 13%, respectively, from the comparable prior year periods. These costs represented 7% and 9%, respectively, of total product revenue for the three- and nine- month periods ended December 31, 1998, as compared to 11% and 10%, respectively, for the comparable prior year periods. The decrease in product cost as a percentage of product revenue was due primarily to better economies of scale on materials and packaging and freight with respect to certain products as a result of increased volume.

Cost of consulting and support revenue consists principally of personnel costs for training, consulting and customer support. Cost of consulting and support for the three- and nine- month periods ended December 31, 1998 decreased 7% and 5%, respectively, from the comparable prior year periods. These costs represented 26% and 27%, respectively, of total consulting and support revenue for the three- and nine- month periods ended December 31, 1998 compared to 34% and 35%, respectively, for the comparable prior year periods. The decrease in cost as a percentage of related revenue is primarily due to changes to the Company's customer support business model as a result of combining the Pure Atria and Rational service organizations, combined with the impact of a relatively fixed support cost base servicing increased revenues.

Total expenditures for research and development for the three- and nine- month periods ended December 31, 1998 increased 26% and 11%, respectively, from the comparable prior year periods. These costs represented 17% and 18%, respectively, of total revenue for the three- and nine- month periods ended December 31, 1998 compared to 18% and 21%, respectively, for the comparable prior year periods. The increase in year to year research and development expenses is due primarily to additional personnel and related costs to maintain and enhance existing products as well as develop new products.

Sales and marketing expenses for the three- and nine- month periods ended December 31, 1998 increased 33% and 18%, respectively, from the comparable prior year periods. These costs represented 42% of total revenue for both the three- and nine- month periods ended December 31, 1998 compared to 41% and 46%, respectively, for the comparable prior year periods. The increase in year to year sales and marketing expenses reflects additional personnel and related costs to expand Rational's sales channels, to penetrate new markets, and to increase its market share in core markets.

General and administrative expenses for the three- and nine- month periods ended December 31, 1998 increased 21% and 10%, respectively, from the comparable prior year periods. These costs represented 8% of total revenue for both the three- and nine- month periods ended December 31, 1998 compared to 8% and 10%, respectively, for the comparable prior year periods. The increase in year to year general and administrative expenses is due primarily to employee related expenses associated with the staffing requirements needed to support the Company's expanding business.

In the nine-month period ended December 31, 1997 the Company recorded a charge of $63,759,000 related to the Pure Atria merger. During the three months ended December 31, 1998, the Company substantially completed certain elements of the organizational integrations following the July 1997 Pure Atria merger. This consisted primarily of exiting certain non-strategic consulting activities, realignment of marketing activities and consolidation of certain sales offices. The current quarter charges related to this activity, totaling approximately $3,300,000, were primarily for severance costs associated with employee terminations, and charges associated with facilities closures. These charges were offset by a reduction of previously accrued facilities expenses related to the Pure Atria merger totaling $4,500,000. The facilities expense reduction was due to greater-than-expected recoveries from subleasing. The net impact on the December quarter was a merger and integration cost reduction of $1,200,000. The net cost reduction of $1,200,000 is the result of ongoing assessment and estimation of costs associated with the prior combinations of Rational and other companies. Such assessment will continue until all related costs are incurred or determinable.

Other income, net, consists primarily of interest income, interest expense and gains and losses due to fluctuations in foreign currency exchange rates. Other income has fluctuated as a result of the amount of cash available for investment in interest-bearing instruments and from fluctuations in foreign currency exchange rates. Other income, net, for the three- and nine- month periods ended December 31, 1998 decreased $880,000 and $3,832,000, respectively, from the comparable prior year periods. The current year decrease is due primarily to a lower average amount of invested cash resulting from repurchase of Company common stock in the current periods and to declining interest rates.

The provision for income taxes for the three- and nine- month periods ended December 31, 1998 is based on the estimated annual effective tax rate applied to the profit before income taxes and includes federal, state and foreign income taxes. The effective tax rates for fiscal 1999 and 1998 differ from the federal statutory rate, primarily as a result of the recognition of previously unrecognized deferred tax assets, the non-deductibility of certain merger related costs, losses in certain foreign jurisdictions for which no U.S. benefit was derived, differing tax rates in certain foreign jurisdictions and by state taxes.


Liquidity and Capital Resources at September 30, 1998

As of December 31, 1998, the Company had cash, cash equivalents and short-term investments of $221,407,000 and working capital of $179,867,000. Net cash provided by operating activities for the period ended December 31, 1998 was composed primarily of net income plus non-cash charges for depreciation and amortization, tax benefits from stock option exercises and an increase in deferred revenue, offset by an increase in accounts receivable, a decrease in accrued employee benefits and other accrued expenses, accrued merger costs, and accounts payable. Net cash used in investing activities resulted primarily from an increase in short-term cash investments and capital expenditures. Net cash used in financing activities resulted primarily from the repurchase of common stock, offset by issuance of common stock under the Employee Stock Purchase Plan and the exercise of employee stock options.

In April, 1998 the board of directors authorized the Company to repurchase up to 6,000,000 shares of its common stock in the open market to be used for general corporate purposes. The Company completed that repurchase program during the September 1998 quarter. In October 1998, the board of directors authorized the Company to repurchase an additional 6,000,000 shares of its common stock in the open market to be used for general corporate purposes. Through December 31, 1998 the Company had repurchased a total of 7,000,000 shares of its common stock, including repurchases authorized in April, 1998 and October, 1998, for a total cash outlay of approximately $118,147,000. Repurchases helped offset dilution from stock issued under the company's stock option and stock purchase plans.

The Company believes that expected cash flows from operations combined with existing cash and cash equivalents and short-term investments will be sufficient to meet its cash requirements for the foreseeable future. See also Note 7 to Notes to Condensed Consolidated Financial
Statements.


Year 2000 Readiness Disclosure

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

The Company has established a year 2000 project team to develop and implement a comprehensive four-phase year 2000 readiness plan for its worldwide operations relating to (1) the Company's software products, (2) the Company's internal IT and non-IT systems and (3) third party customers, vendors and others with whom the Company does business. Phase One (Inventory) will consist of identifying all the Company's systems, relationships and products that may be impacted by year 2000. Phase Two (Assessment) will involve determining the Company's current state of year 2000 readiness for those areas identified in the inventory phase and prioritizing the areas that need to be fixed. Phase Three (Remediation) will consist of developing a plan for those areas identified as needing correction in the assessment phase. Phase Four (Implementation) will consist of executing the action plan and completing the steps identified to attain year 2000 readiness.

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

The above discussion regarding costs, risks and estimated completion dates for the year 2000 is based on the Company's best estimates given information that is currently available, and is subject to change. There can be no assurance that actual costs will not substantially exceed the Company's assessment due to internal year 2000 problems or year 2000 problems associated with the Company's IT and non-IT systems and products. In addition, while the Company believes it has achieved year 2000 compliance with respect to its software products and critical IT systems, there could be unanticipated year 2000 related failures in such products or systems that could have a material and averse effect on the Company's results of operations and financial condition. Further, there can be no guarantee that the systems of other companies on which the Company's systems rely will be remediated in a timely manner, or that a failure to remediate by another company, including without limitation any of the Company's vendors, customers, or partners, or a remediation that is incompatible with the Company's systems would not have a material adverse effect on the Company.










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

In addition to the acquisition of Pure Atria, during approximately the past four years, Rational has made a number of strategic acquisitions, including SQA, Inc., Performance Awareness Corporation, Requisite, Inc., Softlab AB, and Software 9000 in the quarter ended March 31, 1997, the Visual Test product from Microsoft in October 1996, and other acquisitions in earlier periods. Rational has recently acquired 19.9% of the outstanding capital stock of ObjecTime, Ltd. Acquisitions result in the diversion of management's attention from day-to-day operations and include numerous other risks, including difficulties in the integration of operations, products, and personnel. To the extent that acquisitions have in the past resulted, or may in the future result, in a diversion of resources or that efforts to integrate recent and future acquisitions fail, there could be a material adverse effect on Rational's business, results of operations, and financial condition. Acquisitions have the potential to result in dilutive issuances of equity securities, the incurrence of debt, and amortization expenses related to goodwill and other intangible assets. Rational's management has historically evaluated on an ongoing basis the strategic opportunities available to the Company. Rational may in the near-term or long-term future pursue acquisitions of complementary products, technologies, or businesses.


Fluctuations in Operating Results

Revenue in any quarter is substantially dependent on orders booked and shipped in that quarter. Because staffing and operating expenses are based on anticipated revenue levels and a high percentage of the costs are fixed, small variations in the timing of the recognition of specific revenues could cause significant variations in operating results from quarter to quarter. Historically, the Company has earned a substantial portion of its revenues in the last weeks of the quarter. To the extent these trends continue, the failure to achieve such revenues in the last weeks of any given quarter will have a material adverse effect on the Company's financial results for that quarter. The Company's revenue is difficult to forecast because Rational's sales cycles, from initial evaluation to purchase, vary substantially from customer to customer and from product to product and because the markets for Rational's products are rapidly evolving. In addition, the Company's results will be affected by the number, timing, and significance of new product announcements by it and its competitors, its ability to develop, introduce, and market new, enhanced, and integrated versions of its products on a timely basis, the level of product and price competition, changes in operating expenses, changes in average selling prices and product mix, any changes in its sales incentive strategy, the experience level of and any changes in sales personnel, any changes in sales cycles, the mix of direct and indirect sales, product returns, and general economic factors, among others. The Company's sales will also be sensitive to existing and prospective customers' budgeting practices and global economic conditions.

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


Dependence on Market Growth for Sophisticated Development Tools

Rational's future growth and financial performance will depend in part on broad acceptance of off-the-shelf products that address critical elements of the software development process including requirements management, modeling, testing, and configuration and change management. Sales of such products may not continue to grow, or the Company may be unable to respond effectively to evolving customer requirements. The number of software developers using Rational's products is relatively small compared to the number of developers using more traditional technology and products, or manual approaches. The adoption of the Company's products by software developers who have traditionally used other technology requires reorientation to significantly different approaches to development. Customers may rely on internally-developed tools instead of off-the-shelf products, or customers may rely on manual approaches instead of automated tools that require up-front capital investment. The acceptance of the Company's products, therefore, may not expand beyond sophisticated software developers who are early adopters of the technology. Furthermore, potential customers may be unwilling to make the investment required to retrain software developers to build software using the Company's products rather than traditional techniques. Many of Rational's customers have purchased only small quantities of the Company's products, and these or new customers may decide not to broadly implement or purchase additional units of such products.


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


Expansion of Product Lines; Dependence on New Product Introductions

The Company believes that its continued success will depend in part on its ability to provide a tightly integrated line of software application-development tools, as well as integrated product suites and bundles, that support software development for a number of implementation languages. This will require the Company to modify and enhance its current products and to continue to develop, introduce, and integrate new products. The Company believes its continued success will become increasingly dependent on its ability to support both the Microsoft platform (including the Windows 95, Windows 98, and Windows NT operating systems) and the IBM platform. The Company also believes its continued success will become increasingly dependent on its ability to support Web-based development of business-critical applications using latest technologies. The Company believes that it will be particularly important to successfully develop and market a broader line of products for C++, Visual Basic, Java, and other implementation languages in order to be successful in its efforts to broaden its customer base and to further increase its share in its existing market segments. The Company also believes that, over time, its products must be extended to continually support the rapidly changing standards and technologies used in the development of web-based applications, as well as off-the-shelf products from companies such as SAP, The Baan Company, and PeopleSoft. The Company may be unable to successfully develop and market such a broad line of products or may encounter unexpected difficulties and delays in integrating new products with existing product lines.

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

Rational faces competition from, among others, Micro Focus Group, plc, Platinum Technology, Inc., Select Software Tools plc, Cayenne, Oracle, IBM Corporation (IBM), Sun Microsystems, and Sybase Inc., as well as numerous privately held tool suppliers offering traditional CASE tools that compete with the Rational Rose approach to visual modeling and component-based development. Rational's RequisitePro requirements-management product faces competition from companies such as GEC-Marconi. Rational's software-testing tools-Purify, Quantify, PureCoverage, SQA Suite, Rational Visual Test, Performance Studio, Rational DevelopmentDesktop and preVue--face competition from Compuware, Mercury Interactive Corporation, Segue Software, Inc., Micro Focus Group, plc, Inc., Computer Associates, Platinum Technologies, Terodyne, Cyrano, SQL Bench International, Inc., and several private companies offering testing-automation tools. Microsoft, Compuware, Oracle, Sybase, and several of the major UNIX platform vendors, including Sun Microsystems, Hewlett Packard, Digital Equipment Corporation (recently acquired by Compaq Computer Corporation), Silicon Graphics, Inc., and IBM, also compete with Rational with respect to software-quality products and testing tools, with testing products customized to certain of their other software products. Rational Apex for C/C++ faces competition from, among others, major UNIX platform vendors such as Sun Microsystems, Hewlett-Packard, and Digital Equipment Corporation, which have C/C++ compilers and debuggers and, in some cases, programming environments for their platforms. In addition, numerous privately held companies offer compilers, debuggers, and programming environments that compete with Rational Apex. Rational's ClearCase, ClearDDTS, and ClearQuest product line faces competition from various suppliers offering products with configuration and change management functions, including Continuus Software Corporation, StarBase Corporation, Hewlett Packard, True Software, SQL Software, ltd., Micro Focus Group, plc, Sun Microsystems, Platinum Technologies, Mortice Kern Systems (MKS) Inc., and IBM. The Rational Apex Ada product line faces competition from Aonix, Green Hills Software, Inc., and a large number of other suppliers offering Ada products for native and embedded systems.

The Company also experiences competition with respect to a number of its products, both from utilities commonly bundled with versions of operating systems and from standalone product offerings. For example, versions of UNIX are commonly bundled with utilities (such as SCCS and RCS) that provide version control, which is part of the functionality provided by ClearCase. Some system vendors, such as Sun, already have products, such as Workshop, that provide features similar to those in Purify or others of the Company's products and would compete directly with such products if offered on a standalone basis. The Company's ClearQuest defect-tracking product competes with products from LBMS, Inc., which was acquired by Platinum Technology, Inc. There can be no assurance that Sun, which has a license to some of the Company's patents, will not introduce standalone products that compete with the Company's products. Companies offering products competitive with Rational Summit and ClearCase in the UNIX marketplace include Sun, which offers TeamWare, IBM, which offers Configuration Management/Version Control (CMVC), Computer Associates (CA), which offers the Endeavor WSX product, and Platinum through its acquisition of Softool Corp., which markets CCC Harvest. In addition, there are several smaller, privately held companies that market competitive products, including Continuus Software Corporation, which markets Continuus/CM. Other companies have offered version control or configuration management products outside the UNIX market. Companies in this category include CA, Micro Focus Group, plc, and Microsoft. CA has a large installed base of its configuration management product on IBM mainframes. Micro Focus has a large installed base of DOS and Windows software developers. In 1994, Microsoft acquired OneTree Software, which offers a version control product. The Company expects additional competition from other established and emerging companies.

Rational believes that the increased level of competition it observed in fiscal 1998 and the first three quarters of fiscal 1999 will continue to increase. Certain of Rational's competitors are more experienced than Rational in the development of software-engineering tools, databases, or software-development products. Some of Rational's competitors have, and new competitors may have, larger technical staffs, more established distribution channels, and greater financial resources than Rational. There can be no assurance that either existing or new competitors will not develop products that are superior to Rational's products or that achieve greater market acceptance. Rational's future success will depend in large part on its ability to increase its share of its target markets and to license additional products and product enhancements to existing customers. Future competition may result in price reductions, reduced margins, or loss of sales, which in turn would have a material adverse effect on the Company's business, results of operations, and financial condition.


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


Licensing of Rational Rose Technology to Microsoft

In October 1996, Microsoft and Rational entered into an agreement providing for the inclusion of a subset of the Rational Rose visual modeling technology in future versions of Microsoft's enterprise-oriented visual tools. The Company's objective in entering into this arrangement is to expose the Company's technology to a broader customer base and not to generate direct product revenue from Microsoft. The Company expects that continued changes in the Company's pricing models and combinations of features within product lines will be required to appeal to this customer base, and there can be no assurance that such changes will achieve customer acceptance. The licensing of Rational's Rose technology to Microsoft has not resulted and the Company does not expect it to result in a material increase in product revenue. In addition, there can be no assurance that developers introduced to the Rational Rose technology incorporated into Microsoft products will become purchasers of Rational products in the future. Rational has granted Microsoft the option to obtain a perpetual, nonexclusive right to source code for certain aspects of the Rational Rose technology after the termination of the agreement. While Rational believes that Microsoft's and Rational's strategies currently are complementary, there can be no assurance that Microsoft will not use this right to develop and market competing products in the future.


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


Risks Associated with International Operations

International sales accounted for approximately 34%, 27% and 27% of Rational's revenues in fiscal 1998, 1997, and 1996, respectively and represented 37% for the nine months ended December 31, 1998. Rational expects that international sales will continue to account for a significant portion of the Company's revenues in future periods. International sales are subject to inherent risks, including unexpected changes in regulatory requirements and tariffs, unexpected changes in global economic conditions, difficulties in staffing and managing foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax consequences, price controls or other restrictions on foreign currency, difficulties in obtaining export and import licenses, costs of localizing products for foreign markets, lack of acceptance of localized products in international markets, and the effects of high local wage scales and other expenses. Any material adverse effect on the Company's international business would be likely to materially and adversely affect the Company's business, operating results, and financial condition as a whole.

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


Risks Associated with Asian Economic Crises

In addition to general risks associated with international operations listed above, there are additional risks associated with the continuing economic crisis in Asia. Many of Rational's customers, who are based in either Europe or the Americas, do a substantial amount of business in Asia. As economic conditions have affected buying behavior in Asia, Rational's customers may also be affected, resulting in changes to their own buying behavior in Europe and the Americas. The Company has experienced no significant adverse impact on revenues or operating results as a result of changes in exchange rates or current economic conditions in many Asian countries. There can be no assurance that the Company will not experience a material adverse impact on its financial condition and results of operations from the impact of the Asian economic crisis both in Asia and in other geographies.


European Monetary Conversion

        In January 1999, the new "Euro" currency was introduced in certain European countries that are part of the European Monetary Union ("EMU"). During 2002, all EMU countries are expected to be operating with the Euro as their single currency. A significant amount of uncertainty exists as to the effect the Euro will have on the marketplace generally and, additionally, all of the final rules and regulations have not yet been defined and finalized by the European Commission with regard to the Euro currency. We are currently assessing the effect the introduction of the Euro will have on our internal accounting systems and the sales of our products. We are not aware of any material operational issues or costs associated with preparing our internal systems for the Euro. However, we do utilize third party vendor equipment and software products that may or may not be EMU compliant. Although we are currently taking steps to address the impact, if any, of EMU compliance for such third party products, the failure of any critical components to operate properly post-Euro may have an adverse effect on the business or results of operations of our Company or require us to incur expenses to remedy such problems.


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

ITEM 1 - Legal Proceedings

On May 28, 1998, a consolidated, amended class action Complaint was filed against the Company and Paul D. Levy in the United States District Court for the Northern District of California. That action, In re Rational Software Corporation, No. 97-21001 (JF), consolidates eight prior-pending, virtually-identical complaints. SG Cowen & Company and an SG Cowen & Company analyst are also named as defendants. The complaint alleges that defendants violated Sections 10(b) and 20A of the Securities Exchange Act of 1934 and California state securities laws through the selective disclosure of material inside information regarding the Company's prospects. The complaint seeks unspecified damages on behalf of a class of stockholders who purchased the Company's common stock on October 8, 1997. Defendants' motions to dismiss the Complaint were granted, with leave to amend. The Company anticipates that plaintiffs will attempt to amend the Complaint. The Company further expects to file a motion to dismiss that amended Complaint.

ITEM 6 - Exhibits and Reports on Form 8-K

(a) Exhibit 10.1: Amendment to Development and License Agreement with Microsoft Corporation, dated October 28, 1998.

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


                                        February 16, 1999