Form 10-K
period 1999-03-31
RATIONAL SOFTWARE CORP
filed 1999-06-28
CIK 722056

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
                                 ANNUAL REPORT
                        Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended March 31, 1999

                               TRANSITION REPORT
                        Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

            For the transition period from           to           .

                        Commission File Number 0-12167
                         Rational Software Corporation
            (Exact name of Registrant as specified in its charter)

               Delaware                              54-1217099
    (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)             Identification Number)

         18880 HOMESTEAD ROAD,
             CUPERTINO, CA                           95014-0721
    (Address of principal executive                   (Zip Code)
                offices)

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

                             Yes [X]      No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  At June 11, 1999, the aggregate market value of Registrant's voting stock held by nonaffiliates was $2,955,463,941. For the purposes of the preceding sentence only, "affiliates" is deemed to consist of executive officers and directors. At June 11, 1999, there were 86,943,252 shares of the Registrant's $0.01 par value Common Stock outstanding.

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

  Certain sections of the Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders to be held on August 26, 1999, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                    An Index to Exhibits Begins on Page 53

  The statements contained in this Annual Report on Form 10-K include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. Such forward-looking statements include without limitation statements regarding product development plans and schedules, relationships with strategic partners and other third parties, and trends in overall revenue, revenue mix, expenses, and other financial statement items. Rational's actual future results could differ materially from those projected in the forward-looking information. Factors that could cause actual results to differ materially include, without limitation, those identified in "Factors That May Affect Future Results" below.

PART I

ITEM 1--BUSINESS

  Rational Software Corporation's (Rational or the Company) mission is to ensure the success of customers who depend on their ability to develop and deploy software. The Company develops and markets a wide range of software development tools, services, and software engineering best practices that unify cross-functional software teams while also addressing the unique needs of each member of the team. Software is developed by teams of people that focus on different aspects of the software development life cycle, such as analysis, design, coding, and testing. When used in combination with one another, Rational's tools simplify the customer's software development environment, making it easier to develop software quickly, with the expected functionality and required levels of quality. Rational's typical customers build software in areas such as e-business, Web, intranet, n-tier, embedded, real-time, and software products.

  Rational is an industry leader in software development. The Company was the driving force behind, and the primary author of, the Unified Modeling Language
(UML), as well as the recently introduced Unified Process.

Industry Background

 General

  Software has become ubiquitous. The examples of the proliferation of software in almost every aspect of daily life are numerous. Software implementations include traditional business applications software to Web-based e-commerce applications, or the software built into cellular telephones, airplanes, telephone switches, automated teller machines, point-of-sale devices, etc. The challenge many companies face is that the explosive growth in the demand for software is now outpacing their ability to design and build it. And, as the number and complexity of software applications continue to expand, it is becoming increasingly important for businesses to migrate to more effective approaches to software development.

  The ability to quickly develop and deploy high-quality software solutions that meet customer and user needs can be a critical competitive advantage.

  Today, many organizations seek to address the software development challenge by increasing the capabilities of their software development environment while reducing the complexity. They also seek to employ proven techniques in each of the crucial phases of the software development life cycle--analysis and design, development, and test. Integrated solutions that cover the breadth of the life cycle and that automate the chosen techniques or best practices are highly valued.

Products and Services

  Rational delivers integrated solutions that cover the crucial phases of the software development life cycle and that automate proven software development best practices developed from 18 years of working with customers who build software. Rational's products primarily fall into one of two categories: those that are designed to unify the key disciplines within the software development life cycle, creating more effective cross-functional teams; and those that are designed to address the unique needs of each team member, improving his or her individual productivity.

  Team-Unifying Solutions: The major elements of Rational's team-unifying product family include solutions for software configuration management (Rational ClearCase), change request management (Rational ClearQuest), requirements management (Rational RequisitePro), and software development process (Rational Unified Process).

  Role-Optimized Solutions: The major elements of Rational's role-optimized product family include solutions designed specifically for analysts (Rational Suite AnalystStudio, Rational RequisitePro,* and Rational Rose Modeler), for developers (Rational Suite DevelopmentStudio, Rational Rose Enterprise, Rational Purify, Rational Quantify, and Rational PureCoverage), and for testers (Rational TestStudio and Rational PerformanceStudio).

 Integrated Suite Solutions from Rational: Rational Suite

  The Rational Suite family combines the power of Rational's team-unifying and role-optimized tools in tightly integrated solutions that make it easy for customers to acquire and deploy complete software development solutions. The Company designs each suite around the needs of the various software engineering disciplines that are part of every software development team, but each suite also includes a core set of team-unifying tools to improve the productivity of the entire team.

  Rational Suite AnalystStudio is an answer to the problems facing today's analysts. Analysts are responsible for collecting, managing, and communicating project requirements to the entire team. Rational Suite AnalystStudio optimizes the analyst's effectiveness by combining powerful tools that collect enhancement requests, manage requirements information, and visually model use cases for better communication.

  Rational Suite DevelopmentStudio is a complete solution for software architects and developers. Architects and developers are responsible for designing software systems and developing code. Rational Suite DevelopmentStudio combines the power of visual modeling for software design, and automated testing to improve the quality of the code before it is handed off to quality assurance professionals.

  Rational Suite TestStudio is a fully integrated suite of testing tools that automates test planning, test developments, test execution, and defect tracking. Designed for testing and quality assurance professionals who ensure software systems meet quality standards as well as end-user requirements, it ensures that a common set of testing tools, methods, metrics, and data are used by the entire project team.

  Rational Suite PerformanceStudio provides an accurate prediction of an application's performance under load by enabling organizations to test their e-business, ERP, and client/server applications as their users will experience it. Designed for performance engineers and performance testers, Rational Suite PerformanceStudio integrates functional and system performance testing to deliver the information needed to make critical development, deployment, and resource planning decisions.

  The Company also packages all of the tools found in the various editions of Rational Suite in one simple-to-acquire package--Rational Suite Enterprise.

 Configuration and Change Management Solutions: Rational ClearCase and Rational ClearQuest

  Rational's configuration and change management products unify software teams by providing comprehensive support for development teams working in parallel on shared project artifacts, such as source code, binary files, software models, requirements documents, test cases, project reports, and so on.

  Rational ClearCase is the Company's configuration management solution. ClearCase accelerates development cycles, ensures the accuracy of releases, and enables teams to reliably build and patch previously shipped products. It provides secure and reliable access to project artifacts, allowing teams to share their work.

--------
* Rational RequisitePro is both a team-unifying solution and a role-optimized solution because every member of the cross-functional team needs to be aware of changing requirements and be able to effect change in his or her status. However, it is the analyst who is typically charged with soliciting and managing requirements.

ClearCase maintains a full audit trail of who changed what, when, where, and why, manages multiple versions of software artifacts, and reliably performs "builds" of software systems. Rational ClearCase MultiSite supports geographic distribution of software development teams working on shared sets of artifacts.

  Rational ClearQuest is a flexible defect tracking/change request management system for tracking and reporting on defects and other types of change requests throughout the development life cycle. ClearQuest provides reliable project metrics, and is fully customizable. ClearQuest helps project teams ensure that change occurs in a managed fashion.

 RequisitePro: Requirements Management Tool

  Rational RequisitePro is the flagship member of the Rational Requisite family. This family of tools is designed to make requirements management intrinsic to the development process by making requirements easy to document, organize, and track as changes are made throughout the project life cycle. Rational RequisitePro enables team-based requirements management. RequisitePro is supplemented with RequisiteEnterprise, which adds support for enterprise databases, and RequisiteWeb, which provides a Web interface for viewing and editing RequisitePro requirements.

 Visual Modeling Solutions: Rational Rose

  Rational Rose is a Unified Modeling Language (UML)-based software modeling tool for designing component-based applications. The UML, pioneered by Rational and officially adopted as a standard by the Object Management Group
(OMG), is the industry-standard language for specifying, visualizing, constructing, and documenting the artifacts of a software system. COM, ActiveX, and JavaBean components can be reverse engineered to derive interfaces and determine the interrelationships of all components within a model. Rose gives developers the ability to mix and match multiple languages, such as C++, Visual Basic, and Java, within the same model.

  Rational Rose RealTime is a visual modeling environment designed specifically to address the needs of software teams that manage and deliver real-time software applications. Developed jointly by Rational and ObjecTime Limited, Rational Rose RealTime combines Rational's market-leading visual modeling technology with ObjecTime's leading model execution and code generation technology. Rose RealTime also supports the Unified Modeling Language (UML).

  Automated Testing Solutions: Rational Robot, Rational TestFactory, Rational
LoadTest, Rational Purify,   Rational PureCoverage, Rational Quantify, and
Rational Visual Test

  Rational's solutions for automated testing help testers and developers verify the reliability and functionality of their software and improve its performance.

  Rational Robot lets you create, modify, and run automated tests on Web, ERP, and client/server applications. This test automation solution offers reusability and portability of test recordings across Windows platforms to provide one recording that plays back on all Windows platforms. Rational TestFactory automates the creation of test scripts--so testers do not have to invest significant amounts of time developing test scripts. Robot and TestFactory are key components of Rational Suite TestStudio. Rational LoadTest offers load, stress, and multi-user testing of client/server applications. It automates the use of multiple transactions from a single test script, the creation of workloads for 10 or 10,000+ users, and the insertion of production-level timing characteristics.

  Rational Visual Test, an automated, language-independent, software-testing tool, is designed to test proper software functionality by rapidly creating tests for applications of virtually any size and created in any implementation language by capturing those tests for later reuse.

  Rational Purify, Rational PureCoverage, and Rational Quantify are designed to help developers and testers verify the reliability of their software. Purify employs patented object-code insertion (OCI) technology to executable code and automatically detects many common runtime errors. PureCoverage also employs OCI technology to analyze executable code and to report which parts of the code have not been executed and tested. Quantify helps developers verify software performance by measuring where time is spent during software execution and by providing users with accurate data on potential performance bottlenecks. This data tells users what portions of the application need to be tuned or revised to improve performance.

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

 Technical Consulting and Customer-Support Services

  Rational offers its customers the benefits of nearly 20 years of experience in developing and applying tools and proven best practices for software development. This experience is drawn from hundreds of Rational software consultants working directly with customers, and from extensive internal use of Rational tools. Rational's professional services facilitate customer adoption of these tools and best practices, maximizing the probability of project success. Customers are able to take full advantage of the Company's experience, avoid common pitfalls, and get maximum value from their investment in Rational's solution.

  Rational and its partners offer a wide range of professional services. These include tool and technology training delivered onsite or in public classes, onsite implementation planning, software-engineering mentoring, and architecture and process consulting. Rational also offers a support program that entitles a licensee to receive all enhancements and upgrades to the licensed product that are published in the succeeding 12-month period, as well as certain other support services.

Business Alliances

  Rational works with numerous strategic partners for e-business as well as other application development platforms. In this context, Rational works with vendors such as Microsoft, IBM, Sun Microsystems, Peoplesoft, Oracle, Hewlett Packard, SGI and others. These relationships may include technology cross-licensing arrangements, cooperative marketing relationships as well as exchange of development plans and strategic directions. Rational's relationship with Microsoft includes, among other things, Rational providing certain visual modeling technology to Microsoft that is included in Microsoft's Visual Studio Products.

  See "Factors That May Affect Future Results: Dependence on Strategic Relationships and Business Alliances."

Product Development

  Rational believes that its success will depend largely on its ability to enhance existing products and develop new products that meet the needs of a rapidly evolving marketplace and increasingly sophisticated and demanding customers. Rational intends to extend and strengthen its life cycle support for team-based development by expanding its product offerings, introducing new products, and offering higher levels of integration among its products. Rational uses its own software processes and tools extensively in its own software-development activities. Although Rational has primarily developed products internally, it may, based on timing and cost considerations, acquire technologies or products from third parties.

  Rational's research and development staff, including product development, product support, and technical writing personnel, consisted of 726 employees as of March 31, 1999. Rational's total research and development expenses were approximately $71.9 million, $61.6 million, and $47.2 million in fiscal years 1999, 1998, and 1997, respectively. As a result of the Company's mergers with Pure Atria and SQA, accounted for as poolings of interests, research and development costs are presented on a combined basis for fiscal 1998 and prior years shown.

Customers and Applications

  More than 432,000 licenses of Rational's software products, exclusive of Rational Visual Test, have been sold to more than 26,000 customers worldwide. No single customer accounted for 10% or more of revenues in fiscal 1999. Rational's comprehensive solution of software-development tools and professional services is used by major organizations in many industry segments to design, build, and maintain complex software systems.

Sales and Marketing

  Rational markets and sells its products and services directly through its field sales organizations, the World Wide Web, and indirectly through channels such as value-added resellers (VARs) and distributors.

  Rational's direct selling approach couples sales of its integrated software tools with high-value technical consulting services. Rational has established a major-account direct sales and technical consulting organization in the United States, Canada, Europe, Latin America, and the Asia/Pacific region. In most regions this direct sales organization includes a telesales operation to augment its direct sales presence.

  Rational's sales, marketing, and professional services organization consisted of 1,085 employees as of March 31, 1999. This organization operated out of corporate headquarters in Cupertino, California, and from field offices in other locations throughout North America, the United Kingdom, France, Germany, Sweden, Finland, The Netherlands, Belgium, Austria, Switzerland, Italy, Israel, Australia, Hong Kong, Taiwan, India, South Korea, New Zealand, Japan, Singapore, and Brazil. Rational's direct international operations are staffed almost exclusively by local personnel. Rational also has distributors and resellers in North America, Europe, and the Asia/Pacific region.

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

  International sales accounted for approximately 40%, 34%, and 27% of the Company's revenues in fiscal 1999, 1998, and 1997, respectively, and the Company expects that international sales will continue to account for a significant portion of the Company's revenues in the future. International sales are subject to inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax consequences, price controls or other restrictions on foreign currency, and difficulties in obtaining export and import licenses. Any material adverse effect on the Company's international business would be likely to materially and adversely affect the Company's business, operating results, and financial condition as a whole. The Company's international sales are generally transacted through its international sales subsidiaries. The revenues generated by these subsidiaries, as well as their local expenses, are generally denominated in local currencies. Accordingly, the functional currency of each international sales subsidiary is the local currency. Rational has engaged in limited hedging activities to protect it against losses arising from remeasuring assets and liabilities denominated in currencies other than the functional currency of the related subsidiary. The Company is also exposed to foreign exchange rate fluctuations as the financial results of international subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The Company currently does not hedge against this exposure. There can be no assurance that the Company will not experience a material adverse impact on its financial condition and results of operations from fluctuations in foreign currencies or from macroeconomic problems in various markets or geographies in the future. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations: Overview; Revenue; International Sales."

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

  Rational also offers a support program that entitles a licensee to receive all enhancements and upgrades to the licensed product that are published in the succeeding 12-month period, as well as certain other support services. Annual fees for support generally range from 15% to 25% of the software license fee.

  Rational's packaged training courses are offered in the form of open-enrollment public courses and in-house courses at customer facilities. Additionally, Rational offers packaged consulting services that are generally priced on a time-and-materials basis.

  See "Factors That May Affect Future Results: Adverse Impact of Promotional Product Versions on Actual Product Sales."

Competition

  The industry for automating software application development and management is extremely competitive and rapidly changing. Rational expects to continue to experience significant and increasing levels of competition in the future. Bases of competition include corporate and product reputation, innovation with frequent product enhancement, breadth of integrated product line, the availability of integrated suites and bundles, product architecture, functionality and features, product quality, performance, ease of use, support, availability of technical consulting services, and price. Rational faces intense competition for each product in its product lines, generally from both Windows and UNIX vendors. Because individual product sales are often the first step in a broader customer relationship, Rational's success will depend in part on its ability to successfully compete with numerous competitors at each point in its product line.

  Rational faces competition from software development tools and processes developed internally by customers, including ad hoc integrations of numerous stand-alone development tools. Customers may be reluctant to purchase products offered by independent vendors such as the Company. As a result, the Company must educate prospective customers about the advantages of the Company's products versus internally developed software quality systems.

  Rational faces competition from, among others, Aonix, Compaq, Computer Associates, Compuware, Continuus Software Corporation, Cyrano, GEC-Marconi, Green Hills Software, Hewlett Packard, IBM, Merant, plc (formerly Intersolv, Inc.), Mercury Interactive Corporation, Microsoft, Oracle, Mortice Kern Systems (MKS), Perforce Software, Platinum Technology, Inc., Segue Software, Inc., Select Software Tools plc, SGI, SQL Software LTD., StarBase Corporation, Sterling Software, Inc., Sun Microsystems, Sybase Inc., Teradyne, and True Software, as well as numerous other public and privately held software application development and tools suppliers. The Company expects additional competition from other established and emerging companies.

  Rational believes that the major competitive factors in its markets are corporate and product reputation, breadth of coverage by an integrated product line, product architecture, functionality and features, product quality, performance, ease of use, quality of support, availability of technical consulting services, and price. Rational believes that its combination of an integrated family of products supporting component-based development throughout the software development life cycle and its emphasis on controlled iterative development, visual modeling, and an architecture-driven process, coupled with its extensive major-account direct sales and technical consulting organization and the supporting channels such as telesales, VARs, distributors, and the World Wide Web helps it compete.

  Rational believes that the increased level of competition it observed in fiscal 1999 will continue to increase. Certain of Rational's competitors are more experienced than Rational in the development of software engineering tools, databases, or software development products. Some of Rational's competitors have, and new competitors may have, larger technical staffs, more established distribution channels, and greater financial resources than Rational. There can be no assurance that either existing or new competitors will not develop products that are superior to Rational's products or that achieve greater market acceptance. Rational's future success will depend in large part on its ability to increase its share of its target markets and to license additional products and product enhancements to existing customers. Future competition may result in price reductions, reduced margins, or loss of sales, which in turn would have a material adverse effect on the Company's business, results of operations, and financial condition.

Intellectual Property

  Rational regards its software as proprietary and attempts to protect it under a combination of copyright, trademark, patent, and trade-secret laws, employee and third-party nondisclosure agreements, and other methods of protection. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of Rational's products or to reverse engineer or obtain and use information Rational regards as proprietary. Although Rational's competitive position may be affected by its ability to protect its proprietary information, Rational believes that trademark and copyright protections are less significant to Rational's success than are other factors, such as trade-secret protection, the knowledge, ability, and experience of Rational's personnel, name recognition, and ongoing product development and support.

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

Employees

  As of March 31, 1999, Rational employed 2,048 full-time personnel, including 726 in product development and support, 1,085 in sales, marketing, and technical consulting, and 237 in finance and administration. Rational's employees are not represented by any collective bargaining organization, and Rational has never experienced a work stoppage. Rational believes its success will depend in part on its continued ability to attract and retain highly qualified personnel in a competitive market for experienced and talented software engineers and sales and marketing personnel.

Executive Officers of the Registrant

  The executive officers of the Registrant are as follows:

   Name                     Position
   ----                     --------
   Paul D. Levy............ Chairman of the Board
   Michael T. Devlin....... Chief Executive Officer and Director
   David H. Bernstein...... Senior Vice President and General Manager, Products
   Thomas F. Bogan......... Senior Vice President, Chief Operating Officer
   Timothy A. Brennan...... Senior Vice President, Chief Financial Officer, and Secretary
   James P. Cluchey........ Vice President, International Field Operations
   Robert H. Dickerson..... Senior Vice President and General Manager, Products

   Kevin J. Haar........... Vice President, The Americas Field Operations
   John R. Lovitt.......... Senior Vice President, Worldwide Field Operations
   Joseph N. Marasco....... Senior Vice President and General Manager
   Eric L. Schurr.......... Vice President and General Manager, Corporate Marketing and Suite Products

  Paul D. Levy, age 43, cofounded Rational in 1981. He is currently Chairman of the Board. Before April 1999, Mr. Levy served as Chief Executive Officer of Rational. Mr. Levy is the son-in-law of James S. Campbell, a member of Rational's Board of Directors.

  Michael T. Devlin, age 44, cofounded Rational in 1981. He is currently Chief Executive Officer and a Director. Before September 1996, Mr. Devlin served as Chairman of the Board of Rational.

  David H. Bernstein, age 47, joined Rational in 1982 as Vice President, Product Development. In 1991, Mr. Bernstein was named Vice President and General Manager of the Ada Business Unit. Mr. Bernstein was named Vice President and General Manager, Object Technology Products, and Senior Vice President and General Manager, Object Technology Products, in 1994 and 1995, respectively. In May 1996, Mr. Bernstein was named Senior Vice President and General Manager, Products.

  Thomas F. Bogan, age 47, joined Rational as Vice President and General Manager, Automated Test when Rational acquired SQA, Inc. In April 1999, Mr. Bogan was named Senior Vice President, Chief Operating Officer. Prior to joining Rational, in February 1997, Mr. Bogan served as Senior Vice President, Finance and Administration, Chief Financial Officer, Treasurer, and Assistant Secretary of SQA, Inc., since July 1996. Prior to joining SQA, Mr. Bogan was President and Chief Executive Officer of Pacific Data Products, Inc., a printer peripherals and networking vendor, from 1993 to 1996. Mr. Bogan is a director of American Service Group, Inc, a health care provider.

  Timothy A. Brennan, age 44, joined Rational as Corporate Controller in 1994. In 1995, he was promoted to Vice President, Finance and Administration. In January 1998, Mr. Brennan was named Senior Vice President, Chief Financial Officer, and Secretary. From 1987 to 1994, Mr. Brennan held various financial management and controllership positions with the ASK Group, Inc.

  James P. Cluchey, age 51, joined Rational as Vice President, European Operations when Rational acquired SQA, Inc. In 1997, Mr. Cluchey was named Vice President, International Field Operations. Prior to joining Rational, Mr. Cluchey served as Vice President, Managing Director of European Operations of SQA since January 1995. From 1993 to 1995, Mr. Cluchey served as Vice President Europe of ST Europe plc, a sales force automation software company and a subsidiary of the Dun and Bradstreet group.

  Robert H. Dickerson, age 42, joined Rational as Senior Vice President and General Manager, Products when Rational acquired Pure Atria. From 1996 to 1997, he served as Vice President, Developer and Performix Products Groups for Pure Atria. From 1995 to 1996, Mr. Dickerson served as Vice President of Developer Tools for Pure Software. From 1994 to 1995 he served as Vice President of Marketing for Pure Software. Prior to that, Mr. Dickerson was Senior Vice President, Client/Server Division of Borland International.

  Kevin J. Haar, age 42, is Vice President, The Americas Field Operations. He joined Rational in 1986 as an account representative in the field sales force. Since then, he has held a number of positions, most recently Vice President, Major Accounts, North American Field Operations.

  John R. Lovitt, age 54, joined Rational as a regional manager responsible for sales and marketing in 1986. In 1990, he was promoted to Vice President, and subsequently to Senior Vice President, North American Field Operations. In November 1996, Mr. Lovitt was promoted to Senior Vice President, Worldwide Field Operations, where he is responsible for worldwide field sales and marketing and technical services.

  Joseph N. Marasco, age 53, is Senior Vice President and General Manager. He joined Rational in 1986 as a product manager. Since then he has held a number of positions in Rational, most recently, Senior Vice President, Operations.

  Eric L. Schurr, age 41, joined Rational as Vice President, Product Marketing Commercial IS Products when Rational acquired SQA, Inc. In 1998, Mr. Schurr was named Vice President and General Manager, Corporate Marketing and Suite Products. Prior to joining Rational, Mr. Schurr served as Vice President, Product Management and Marketing of SQA since 1994. Mr. Schurr joined SQA in 1992 as the Director of Marketing. From 1983 to 1992, Mr. Schurr held various field, technical, and marketing positions at Cognos, most recently as Director, Marketing Support.

Factors That May Affect Future Results

 Fluctuations in Operating Results

  Revenue in any quarter is substantially dependent on orders booked and shipped in that quarter. Because staffing and operating expenses are based on anticipated revenue levels and a high percentage of the costs are fixed, small variations in the timing of the recognition of specific revenues could cause significant variations in operating results from quarter to quarter. Historically, the Company has earned a substantial portion of its revenues in the last weeks of the quarter. To the extent these trends continue, the failure to achieve such revenues in the last weeks of any given quarter will have a material adverse effect on the Company's financial results for that quarter. The Company's revenues are difficult to forecast because Rational's sales cycles, from initial evaluation to purchase, vary substantially from customer to customer and from product to product, and because the markets for Rational's products are rapidly evolving. In addition, the Company's results will be affected by the number, timing, and significance of new product announcements by it and its competitors, its ability to develop, introduce, and market new, enhanced, and integrated versions of its products on a timely basis, the level of product and price competition, changes in operating expenses, changes in average selling prices and product mix, any changes in its sales incentive strategy, the experience level of and any changes in sales personnel, any changes in sales cycles, the mix of direct and indirect sales, product returns, and general economic factors, among others. The Company's sales will also be sensitive to existing and prospective customers' budgeting practices and global economic conditions.

  Although Rational has experienced growth in revenues in recent years, there can be no assurance that, in the future, Rational will sustain revenue growth or be profitable on a quarterly or annual basis. Further, the revenues and operating income (exclusive of nonrecurring operating, restructuring, and merger-related expenses) experienced by Rational in recent quarters are not necessarily indicative of future results, and period-to-period comparisons of Rational's financial results should not be relied on as an indication of future performance. Fluctuations in operating results have previously resulted and may continue to result in volatility in the price of Rational's common stock.

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

 Volatility of Stock Price

  The market price of the Company's common stock has been, and is likely to continue to be, volatile. Factors such as new product announcements or changes in product pricing policies by the Company or its competitors, quarterly fluctuations in the Company's operating results, announcements of technical innovations, announcements relating to strategic relationships or acquisitions, changes in earnings estimates by analysts, and general conditions in the software development market, among other factors, may have a significant impact on the market price of the Company's common stock. Should the Company fail to introduce products on the schedule expected, the Company's stock price could be adversely affected.

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

 Dependence on Market Growth for Sophisticated Development Tools

  Rational's future growth and financial performance will depend in part on broad acceptance of off-the-shelf products that address critical elements of the software development process including requirements management, modeling, testing, configuration and change management. Sales of such products may not continue to grow, or the Company may be unable to respond effectively to evolving customer requirements. The number of software developers using Rational's products is relatively small compared with the number of developers using more traditional technology and products, or manual approaches. The adoption of the Company's products by software developers who have traditionally used other technology requires reorientation to significantly different approaches to development. Customers may rely on internally developed tools instead of off-the-shelf products, or customers may rely on manual approaches instead of automated tools that require up-front capital investment. The acceptance of the Company's products, therefore, may not expand beyond sophisticated software developers who are early adopters of the technology. Furthermore, potential customers may be unwilling to make the investment required to retrain software developers to build software using the Company's products rather than traditional techniques. Many of Rational's customers have purchased only small quantities of the Company's products, and these or new customers may decide not to broadly implement or purchase additional units of such products.

 Dependence on Acceptance of Industry Standards

  Rational's future growth and financial performance may depend on the development of industry standards that facilitate the adoption of component-based development, as well as Rational's ability to play a leading role in the establishment of those standards. The Company developed the Unified Modeling Language (UML) for visual modeling, which was adopted by the Object Management Group (OMG), an industry consortium, for inclusion in its object analysis and design facility specification. The official sanction in the future of a competing standard by the OMG or the promulgation of a competing standard by one or more major platform vendors could have a material adverse effect on Rational's marketing and sales efforts and, in turn, on Rational's business, operating results, and financial condition.

 Expansion of Product Lines; Dependence on New Product Introductions

  The Company believes that its continued success will depend in part on its ability to provide a tightly integrated line of software application-development tools, as well as integrated product suites and bundles, that support software development for a number of implementation languages. This will require the Company to continue to modify and enhance its current products and to continue to develop, introduce, and integrate new products. The Company believes its continued success will become increasingly dependent on its ability to support both the Microsoft platform (including the Windows 95, Windows 98, and Windows NT operating systems) and the IBM platform. The Company also believes its continued success will become increasingly dependent on its ability to support Web-based development of business-critical applications using the latest technologies. The Company believes that it will be particularly important to successfully develop and market a broader line of products for C++, Visual Basic, Java, Visual Java++, Java Beans, and other implementation languages in order to be successful in its efforts to broaden its customer base and further increase its share in its existing market segments. The Company also believes that, over time, its products must be extended to continually support the rapidly changing standards and technologies used in the development of Web-based applications, as well as off-the-shelf products from companies such as SAP, The Baan Company, and PeopleSoft. The Company may be unable to successfully develop and market such a broad line of products, or may encounter unexpected difficulties and delays in integrating new products with existing product lines.

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

  Rational attempts to make adequate allowances in its product release schedules for both internal and beta site testing of product performance. Because of the complexity of the Company's products, however, the release of new products may be postponed should test results indicate the need for redesign and retesting, or should the Company elect to add product enhancements in response to beta customer feedback.

 Competition

  The industry for tools for automating software application development and management is extremely competitive and rapidly changing. Rational expects to continue to experience significant and increasing levels of competition in the future. Bases of competition include corporate and product reputation, innovation with frequent product enhancement, breadth of integrated product line, the availability of integrated suites and bundles, product architecture, functionality and features, product quality, performance, ease of use, support, availability of technical consulting services, and price. Rational faces intense competition for each product in its product lines, generally from both Windows and UNIX vendors. Because individual product sales are often the first step in a broader customer relationship, Rational's success will depend in part on its ability to successfully compete with numerous competitors at each point in its product line. Many of Rational's competitors or potential competitors are much larger than the Company. As such, they may have significantly more resources and more experience than the Company, and could pose potential problems for Rational's competitive position. Moreover, many of Rational's strategic partners compete with each other and this may adversely impact Rational's relationship with an individual partner or a number of partners. For more information on the competition Rational faces, see "BUSINESS: Competition."

 Dependence on Sales Force and Other Channels of Distribution

  Rational currently distributes its products primarily through field sales personnel teamed with highly trained technical support personnel. Rational believes that a high level of technical consulting, training, and customer support is essential to maintaining its competitive position and is an important selling point with respect to its products. Although complementary to Rational's products, the services provided by these personnel have historically yielded lower margins for Rational than the Company's product business. If these services constitute a higher proportion of total revenues in the future, the Company's margins will be adversely affected. Rational markets and sells its products and services directly through its major-accounts field operations, its telesales organizations, and its World Wide Web site, and indirectly through channels such as VARs and distributors. There can be no assurance that such channels will be successful in increasing sales of the Company's products or in reducing its sales costs on a percentage basis.

Dependence on Key Personnel

  Rational believes that the hiring and retaining of qualified individuals at all levels in the Company will be essential to the Company's ability to sustain and manage growth successfully, and there can be no assurance that the Company will be successful in attracting and retaining the necessary personnel. The Company will be particularly dependent on the efforts and abilities of its senior management personnel. The departure of any of the senior management members or other key personnel of the Company could have a material adverse effect on the Company's business, financial condition, or results of operations, depending on the timing of the departure, changes in the Company's business prior to such time, the availability of qualified personnel to replace them, and whether such personnel depart singly, contemporaneously, or as a group, among other factors. Merger activities can be accompanied or followed by the departure of key personnel, which can compound the difficulty of integrating the operations of the parties to the business combination.

  The ability of the Company to attract and retain the highly trained technical personnel that are integral to its direct sales and product development teams may limit the rate at which the Company can develop products and generate sales. Competition for qualified personnel in the software industry is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. Merger activities may have a destabilizing effect on employee retention at all levels within the Company. Departures of existing personnel, particularly in key technical, sales, marketing, or management positions, can be disruptive and can result in departures of other existing personnel, which in turn could have a material adverse effect on the Company's business, operating results, and financial condition.

 Rapid Technological Change

  The industry for tools for automating software application development and management is characterized by rapid technological advances, changes in customer requirements, and frequent new product introductions and enhancements. The introduction of products embodying new technologies and the emergence of new industry standards and practices can render existing products obsolete and unmarketable. The Company must respond rapidly to developments related to Internet and intranet applications, hardware platforms, operating systems, and applicable programming languages. Such developments will require the Company to make substantial product-development investments. Any failure by the Company to anticipate or respond adequately to technology developments and customer requirements, or any significant delays in product development, introduction, or integration, could result in a loss of competitiveness or revenues. To the extent that the Company's new products or product enhancements do not respond to technological change or evolving customer requirements, such new products or product enhancements may fail to achieve market acceptance.

  In addition, rapid growth of, interest in, and use of Internet and intranet environments is a recent and emerging phenomenon. The Company's success may depend, in part, on the compatibility of its products with Internet and intranet applications. The Company may fail to effectively adapt its products for use in Internet or intranet environments, or to produce competitive Internet and intranet applications.

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

 Dependence on Strategic Relationships and Business Alliances

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

  Rational's relationship with Microsoft includes, among other things, an agreement for Rational to provide certain visual modeling technology to Microsoft that is included in Microsoft's Visual Studio Products. Rational has granted Microsoft the option to obtain a perpetual, non-exclusive right to source code for certain aspects of the Rational Rose technology after the expiration of the agreement.

  In addition, there can be no assurance that one or more partners will not use the information they gain from their relationship with Rational to develop or market competing products.

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

 Management of Growth

  Rational has experienced rapid growth and the Company is experiencing a period of aggressive product introductions that have placed, and may continue to place, a significant strain on its financial, operational, management, marketing, and sales systems and resources, including its personnel. Projects such as the expansion of or enhancements to product lines, efforts to address broader markets and to expand distribution channels, numerous acquisitions as described in "Risks Associated with Acquisitions," and business alliances such as the arrangement between Rational and Microsoft, when added to the day-to-day activities of Rational, have placed and will continue to place further strain on management resources and personnel. If Rational's management is unable to effectively manage growth, its business, competitive position, results of operations, and financial condition will be materially and adversely affected.

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

 Risk of Software Defects

  Software products as complex as those sold by the Company often contain undetected errors, or "bugs," or performance problems. Such defects are most frequently found during the period immediately following the introduction of new products or enhancements to existing products. Despite extensive product testing prior to introduction, the Company's products have in the past contained software errors that were discovered after commercial introduction. Errors or performance problems may also be discovered in the future. Any future software defects discovered after shipment of the Company's products could result in loss of revenues or delays in market acceptance, which could have a material adverse effect on the Company's business, operating results, or financial condition. Further, because the Company relies on its own products in connection with the development of its software, any such errors could make it more difficult to sell such products in the future. Rational attempts to make adequate allowances in its new-product release schedule for both internal and beta site testing of product performance. Because of the complexity of the Company's products, however, the release of new products by the Company may be postponed should test results indicate the need for redesign and retesting or should the Company elect to add product enhancements in response to beta customer feedback.

 Risks Associated with International Operations

  International sales accounted for approximately 40%, 34%, and 27% of Rational's revenues in fiscal 1999, 1998, and 1997, respectively. Rational expects that international sales will continue to account for a significant portion of the Company's revenues in future periods. International sales are subject to inherent risks, including unexpected changes in regulatory requirements and tariffs, unexpected changes in global economic conditions, difficulties in staffing and managing foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax consequences, price controls or other restrictions on foreign currency, difficulties in obtaining export and import licenses, costs of localizing products for certain markets, lack of acceptance of localized products in international markets, and the effects of high local wage scales and other expenses. Any material adverse effect on the Company's international business would be likely to materially and adversely affect the Company's business, operating results, and financial condition as a whole.

  Rational's international sales are generally transacted through its international sales subsidiaries. The revenues generated by these subsidiaries, as well as their local expenses, are generally denominated in local currencies. Accordingly, the functional currency of each international sales subsidiary is the local currency. Rational has engaged in limited hedging activities to protect it against losses arising from remeasuring assets and liabilities denominated in currencies other than the functional currency of the related subsidiary. The Company is also exposed to foreign exchange rate fluctuations as the financial results of international subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The Company currently does not hedge against this exposure. There can be no assurance that the Company will not experience a material adverse impact on its financial condition and results of operations from fluctuations in foreign currencies or from macroeconomic problems in various markets or geographies in the future.

 Risks Associated with Acquisitions

  Rational acquired Pure Atria Corporation (Pure Atria) in 1997, with the expectation that the acquisition would result in long-term strategic benefits. The realization of these anticipated benefits will continue to depend in part on integration of the companies' respective product offerings and research and development efforts. There can be no assurance that this will occur. It is possible that the continued integration of the companies' respective products and the creation of certain integrated bundles and suites may not be accomplished in a timely manner or may prove to be technologically infeasible. The acquisition of Pure Atria was accounted for as a pooling of interests. Accordingly, if such accounting treatment was to be nullified for any reason, it would materially and adversely affect Rational's reputed earnings and, potentially, its stock price.

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

 Risks Associated with Asian Economic Crises

  In addition to general risks associated with international operations listed above, there are additional risks associated with the recent economic crisis in Asia. Many of Rational's customers, who are based in either Europe or the Americas, do a substantial amount of business in Asia. As economic conditions have affected buying behavior in Asia, Rational's customers may also be affected, resulting in changes to their own buying behavior in Europe and the Americas. The Company has experienced no significant adverse impact on revenues or operating results as a result of changes in exchange rates or current economic conditions in many Asian countries. There can be no assurance that the Company will not experience a material adverse impact on its financial condition and results of operations from the impact of the Asian economic crisis both in Asia and in other geographies.

 European Monetary Conversion

  In January 1999, the new "Euro" currency was introduced in certain European countries that are part of the European Monetary Union (EMU). During 2002, all EMU countries are expected to begin operating with the Euro as their single currency. A significant amount of uncertainty exists as to the effect the Euro will have on the marketplace generally and, additionally, all of the final rules and regulations have not yet been defined and finalized by the European Commission with regard to the Euro currency. Rational is currently assessing the effect the introduction of the Euro will have on internal accounting systems and the sales of products. The Company is not aware of any material operational issues or costs associated with preparing internal systems for the Euro. However, the Company does utilize third-party vendor equipment and software products that may or may not be EMU-compliant. Although the Company is currently taking steps to address the impact, if any, of EMU compliance for such third-party products, the failure of any critical components to operate properly post-Euro may have an adverse effect on the business or results of operations of the Company or require additional costs to remedy such problems.

 Limited Protection of Intellectual Property and Proprietary Rights

  Rational relies on a combination of copyright, trademark, patent, and trade-secret laws, employee and third-party nondisclosure agreements, and other methods to protect its proprietary rights. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of the Company's products or reverse engineer or obtain and use information that Rational regards as proprietary. Rational generally licenses its software products to end users on a right-to-use basis pursuant to a perpetual license. Rational licenses its products primarily under "shrink-wrap" licenses (that is, licenses included as part of the product packaging). Shrink-wrap licenses are not negotiated with or signed by individual licensees and purport to take effect upon the opening of the product package. Certain license provisions protecting against unauthorized use, copying, transfer, and disclosure of the licensed program may be unenforceable under the laws of certain jurisdictions and foreign countries. In addition, the laws of some countries do not protect proprietary rights to the same extent as do the laws of the United States. There can be no assurance that these protections will be adequate. To the extent that the Company increases its international activities, its exposure to unauthorized copying and use of its products and proprietary information will increase.

  The scope of United States patent protection in the software industry is not well-defined and will evolve as the United States Patent and Trademark Office grants additional patents. Because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed that would relate to Rational's products.

  Rational also relies on certain software that it licenses from third parties, including software that is integrated with internally developed software and used in its products to perform key functions. There can be no assurance that these third-party software licenses will continue to be available to the Company on commercially reasonable terms or that the software will be appropriately supported, maintained, or enhanced by the licensors. The loss of licenses to or inability to support, maintain, and enhance any of such software could result in increased costs or in delays or reductions in product shipments until equivalent software could be developed, identified, licensed, and integrated, which would materially adversely affect the Company's business, operating results, and financial condition. In addition, Rational licenses certain of its technology to its development partners. There can be no assurance that such partners' use of the technology will be complementary to Rational's strategies or that such partners will not use such technology to develop and market competing products in the future.

 Risks of Litigation

  Competitors and potential competitors may resort to litigation as a means of competition. Such litigation or other legal disputes may be costly and may expose the Company to claims that it may not have anticipated. In the past, Rational has instituted litigation against several companies. Although patent and intellectual property disputes in the software area have often been settled through licensing, cross-licensing, or similar arrangements, costs associated with such arrangements may be substantial. The Company is also currently a party to securities litigation. Any litigation involving the Company, whether as plaintiff or defendant, regardless of the outcome, against the Company, will not be necessary to resolve issues that may arise from time to time in the future. Any such litigation could have a material adverse effect on the Company's business, operating results, and financial condition.

  Rational expects that software product developers will be increasingly subject to infringement claims as the number of products and competitors grows and the functionality of products in different industry segments overlaps. Third parties may assert infringement claims against the Company in the future and such claims may or may not be successful. The Company could incur substantial costs in defending itself and its customers against any such claims. Parties making such claims may be able to obtain injunctive or other equitable relief that could effectively block the Company's ability to sell its products in the United States and abroad and could result in an award of substantial damages. In the event of a claim of infringement, the Company and its customers may be required to obtain one or more licenses from third parties. There can be no assurance that the Company or its customers could obtain necessary licenses from third parties at a reasonable cost or at all. Defense of any lawsuit or failure to obtain any such required license would have a material adverse effect on the Company's business, results of operations, and financial condition. See also "Item 3--Legal Proceedings."

 Deferred Tax Assets

  Based on the weight of available evidence, which includes the Company's historical operating performance and the reported cumulative net loss for the prior three years, the Company has provided a valuation against certain deferred tax assets for the "more likely than not" criteria for recognition which has not been met.

ITEM 2--PROPERTIES

  Rational's headquarters are located in a leased facility, in Cupertino, California, consisting of approximately 101,000 square feet of office space occupied under a lease expiring in January 2007. Rational also leases approximately 95,000 square feet of office space in Santa Clara, California, under a lease expiring in January 2001, with a renewal option for an additional five years, and approximately 98,000 square feet of office space in Lexington, Massachusetts, under a lease expiring in December 2004. Rational has additional field sales and software development offices in the Americas, Europe, and Asia/Pacific regions.

ITEM 3--LEGAL PROCEEDINGS

  The following actions have been filed against the Company, two of its officers, and Cowen & Company: Randall v. Rational Software Corporation, et al., No. C 97-03740 (N.D. Cal.); Sachs v. Rational Software Corporation, et al., No. C-97-3845 (N.D. Cal.); Kalapa v. Rational Software Corporation, et al., No. C-97-4028

(N.D. Cal.); Weiner, et al. v. Rational Software Corporation, et al., No. C-97-21086 (N.D. Cal.); Seiger v. Rational Software Corporation, et al., No. 97-CV-7011 (E.D. N.Y.); Dolnick v. Rational Software Corporation, et al., No. 98-CV-0268 (E.D. N.Y.); Lynch v. Rational Software Corporation, et al., No. CA-97-2081-A (E.D. Va.). The actions are putative stockholder class action lawsuits, and the complaints are virtually identical. The complaints allege that defendants violated Sections 10(b) and 20A of the Securities Exchange Act of 1934 through the selective disclosure of material inside information regarding the Company's prospects and seek damages on behalf of a class of stockholders who purchased the Company's common stock on October 8, 1997. Defendants' motions to transfer the cases pending in New York and Virginia have been granted, and all pending actions will be consolidated in the Northern District of California. The Court granted with leave to amend defendants motion to dismiss the Consolidated Amended Complaint. Plaintiffs' obligation to file a second amended complaint has been stayed pending resolution of a discovery dispute. The Company believes the action is without merit and will continue to defend the case vigorously.

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

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not Applicable.

PART II

ITEM 5--MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  The Company's common stock is traded on the NASDAQ national market under the symbol RATL. As of June 11, 1999, there were approximately 1,480 stockholders of record of the Company's common stock. The Company has not, since its formation, declared or paid any cash dividends on its common stock. The Company intends to employ all available funds for the development of its business and, accordingly, does not intend to declare or pay any cash dividends in the foreseeable future.

  The following table sets forth the range of high and low bids for the Company's common stock as quoted on the NASDAQ national market for Rational Common Stock for the periods indicated:

                                                                   High   Low
                                                                  ------ ------
   Fiscal year ended March 31, 1999:
     Fourth Quarter.............................................. $35.63 $22.88
     Third Quarter...............................................  27.36  10.88
     Second Quarter..............................................  18.94  10.50
     First Quarter...............................................  18.13  12.25
   Fiscal year ended March 31, 1998:
     Fourth Quarter.............................................. $13.81 $10.75
     Third Quarter...............................................  15.50   8.06
     Second Quarter..............................................  22.50  14.00
     First Quarter...............................................  23.38  10.94

The foregoing reflects interdealer prices without retail markup, markdown, or commissions and may not necessarily reflect actual transactions.

ITEM 6--SELECTED FINANCIAL DATA

                                      Fiscal Year Ended March 31,
                              ------------------------------------------------
                                1999      1998      1997      1996      1995
                              --------  --------  --------  --------  --------
                                 (in thousands, except per share data)
CONSOLIDATED STATEMENTS OF
 OPERATIONS DATA:
Net product revenues........  $259,335  $184,953  $185,133  $126,876  $ 74,688
Consulting and support
 revenues...................   152,481   125,717    92,735    61,261    45,419
                              --------  --------  --------  --------  --------
    Total revenues..........   411,816   310,670   277,868   188,137   120,107
Cost of product revenues....    22,020    19,709    11,777     9,735     7,989
Cost of consulting and
 support revenues...........    40,848    43,356    38,305    26,779    22,016
                              --------  --------  --------  --------  --------
    Total cost of revenues..    62,868    63,065    50,082    36,514    30,005
                              --------  --------  --------  --------  --------
Gross margin................   348,948   247,605   227,786   151,623    90,102
Operating expenses:
  Research and development..    71,869    61,560    47,239    33,773    23,379
  Sales and marketing.......   172,448   138,709   108,403    80,063    47,388
  General and
   administrative...........    33,910    29,092    27,267    19,481    12,342
  Charges for acquired in-
   process research and
   development..............       --        --     56,798    20,300        --
  Merger and integration
   costs....................    (1,200)   63,759    42,456     2,961    (1,100)
                              --------  --------  --------  --------  --------
    Total operating
     expenses...............   277,027   293,120   282,163   156,578    82,009
                              --------  --------  --------  --------  --------
Operating income (loss).....    71,921   (45,515)  (54,377)   (4,955)    8,093
Other income, net...........    12,721    16,689    11,586     4,234     1,331
                              --------  --------  --------  --------  --------
Income (loss) from
 continuing operations
 before income taxes........    84,642   (28,826)  (42,791)     (721)    9,424
Provision for income taxes..    25,393     9,447     6,820     7,115     2,036
                              --------  --------  --------  --------  --------
    Net income (loss).......  $ 59,249  $(38,273) $(49,611) $ (7,836) $  7,388
                              ========  ========  ========  ========  ========
Net income (loss) per common
   share (pro forma for
   fiscal 1996 and 1995):
  Basic.....................  $   0.69  $  (0.44) $  (0.62) $  (0.11) $   0.12
  Diluted...................  $   0.65  $  (0.44) $  (0.62) $  (0.11) $   0.12
Shares used in computing per
 share amounts:
  Basic.....................    85,697    87,575    79,631    69,778    59,718
  Diluted...................    91,849    87,575    79,631    69,778    61,860
CONSOLIDATED BALANCE SHEET
 DATA:
Cash, cash equivalents, and
 short-term investments.....  $259,830  $289,470  $327,395  $167,623  $ 55,814
Working capital.............   228,366   228,397   282,974   145,383    45,219
Total assets................   453,956   445,205   456,740   236,213    96,738
Long-term obligations.......     3,696     6,492     3,192     2,189     3,675
Redeemable convertible
 preferred stock............       --        --        --        --     14,363
Stockholders' equity........   294,372   287,176   330,109   162,482    39,018

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. Such forward-looking statements include without limitation statements regarding trends in overall revenues, revenue mix, liquidity and capital resources, and year 2000 readiness. Rational's actual future results could differ materially from those projected in the forward-looking information. Factors that could cause actual results to differ materially include, without limitation, those identified in "Factors That May Affect Future Results." Rational assumes no obligation to update the forward-looking information or such factors.

Overview

 General

  Rational's revenues are derived from product license fees and charges for services, including technical consulting, training, and customer support. In accordance with generally accepted accounting principles, Rational software license revenues are generally recognized when a customer purchase order has been received and accepted, the software product has been shipped, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable. For customer license agreements that meet these recognition criteria, the portion of the fees related to software licenses will generally be recognized in the current period, while the portion of the fees related to services is recognized as the services are performed. Revenues from consulting and training are recognized when earned. Rational's license agreements do not provide a right of return, and reserves are maintained for potential credit losses, of which there have been only immaterial amounts.

  International sales accounted for 40%, 34%, and 27% of Rational's revenues in fiscal 1999, 1998, and 1997, respectively. Rational expects that international sales will continue to account for a significant portion of Rational's revenues in future periods. See "Factors That May Affect Future
Results: Risks Associated with International Operations; Limited Protection of Intellectual Property and Proprietary Rights."

  In the fiscal year ended March 31, 1999, Rational's revenues from product sales grew 40% while revenues from consulting and support grew 21%, resulting in a net overall increase in revenues of 33%. There can be no assurance that this revenue mix trend will continue in future periods. See "Factors That May Affect Future Results: Fluctuations in Operating Results; Expansion of Product Lines; Dependence on New Product Introductions; Dependence on Growth of Emerging Industries; Development of Industry Standards."

  Although Rational has experienced increasing revenues in each of the past five fiscal years, Rational's sales compensation structure has historically contributed to revenues for the first quarter of a fiscal year being lower than revenues for the fourth quarter of the prior fiscal year. There can be no assurance that Rational will continue to experience increasing revenues or that similar fluctuations will not occur again in the future. See "Factors That May Affect Future Results: Fluctuations in Operating Results."

  As a result of the Company's acquisition of Pure Atria Corporation in July 1997, accounted for as a pooling of interests, the information herein and the accompanying consolidated financial statements are presented on a combined basis for fiscal 1998 and all prior periods presented, as described in more detail below.

 Acquisitions

  The Company has completed several business combinations over the past three years, accounted for as poolings of interests which include Pure Atria Corporation (July 1997), SQA, Inc. (February 1997), and Atria Software, Inc., (acquired by Pure Software, Inc., August 1996). See Note 3 of Notes to Consolidated Financial Statements for details of these combinations.

  The Company has completed several business combinations over the past three years, accounted for as purchases which include Integrity QA Software, Inc. (acquired by Pure Atria Corporation, January 1997), Performance Awareness Corporation (March 1997), and others. See Note 4 of the Consolidated Financial Statements for details of these combinations. See "Factors That May Affect Future Results: Risks Associated with Acquisitions."

Results of Operations

  The following table sets forth for the periods indicated the percentage of total revenues represented by certain line items from Rational's consolidated statements of operations:

                                        Fiscal Year Ended March 31,
                                             ----------------------------------
                                               1999        1998         1997
                                             ---------   ---------    ---------
Net product revenues........................        63%         60%          67%
Consulting and support revenues.............        37          40           33
                                             ---------   ---------    ---------
    Total revenues..........................       100         100          100
Cost of product revenues....................         5           6            4
Cost of consulting and support revenues.....        10          14           14
                                             ---------   ---------    ---------
    Total cost of revenues..................        15          20           18
                                             ---------   ---------    ---------
Gross margin................................        85          80           82
Operating expenses:
  Research and development..................        18          20           17
  Sales and marketing.......................        42          45           39
  General and administrative................         8           9           10
  Charges for acquired in-process research
   and development..........................       --          --            21
  Merger and integration costs..............       --           20           15
                                             ---------   ---------    ---------
    Total operating expenses................        68          94          102
                                             ---------   ---------    ---------
Income (loss) from continuing operations....        17         (14)         (20)
Other income, net...........................         3           5            4
                                             ---------   ---------    ---------
Income (loss) before provision for income
 taxes......................................        20          (9)         (16)
Provision for income taxes..................         6           3            2
                                             ---------   ---------    ---------
    Net income (loss).......................        14%        (12)%        (18)%
                                             =========   =========    =========

  See "Factors That May Affect Future Results: Fluctuations in Operating
Results."

 Fiscal Years Ended March 31, 1999, 1998, and 1997

Revenues

  Total revenues increased 33% in fiscal 1999 compared with fiscal 1998 and 12% in fiscal 1998 compared with fiscal 1997.

  Net product revenues. Net product revenues increased $74 million or 40% in fiscal 1999 compared with fiscal 1998. This increase is a result of continued strong customer acceptance of the Company's existing products, including products for requirements management, modeling, testing, change and configuration management, the introduction of the Rational Suite family of products, and the year to year increase in sales capacity. Net product revenues in fiscal 1998 was flat compared with fiscal 1997. The flat net product revenues in fiscal 1998 when compared with 1997 were due to several factors surrounding the merger and acquisition activities of the Company. These factors include disruption in the field sales organization caused by territory realignment and new product training, conforming business practices, conforming product packaging, and pricing. See "Factors That May Affect Future
Results: Fluctuation in Operating Results; Risks Associated with Acquisitions; Dependence on Growth of Emerging Industries; Development of Industry Standards; Expansion of Product Lines; Dependence on New Product Introductions; Competition."

  Consulting and support revenues. Consulting and support revenues increased $27 million or 21% in fiscal 1999 compared with fiscal 1998 and $33 million or 36% in fiscal 1998 compared with fiscal 1997. These increases reflected higher demand for Rational's consulting expertise in advanced software-development practices and, to a lesser extent, increased training and customer-support revenues. See "Factors That May Affect Future Results: Expansion of Product Lines; Dependence on New Product Introductions; Dependence on Sales Force and Other Channels of Distribution."

  International sales. During fiscal 1999, 1998, and 1997, international revenues from product sales and related consulting and customer support were $165.2 million, $106.9 million, and $73.7 million, representing 40%, 34%, and 27% of total revenues, respectively. The growth in international sales during 1999 was due principally to increased sales and marketing activities in international markets. The Company's international sales are principally priced in local currencies. The Company enters into short-term forward currency contracts to hedge against the impact of foreign currency exchange rate fluctuations on balance sheet exposures denominated in currencies other than the local, or "functional," currency of the Company or its subsidiaries. The total amount of these contracts is approximately offset by the underlying assets and liabilities denominated in nonfunctional currencies and such contracts are carried at fair market value. The associated gains and losses were not material to the Company's results of operations in any period presented. See "Factors That May Affect Future Results: Rules Associated with International Operations; Limited Protection of Intellectual Property."

Cost of Revenues

  Cost of product revenues. Cost of product revenues consists principally of materials, packaging and freight, amortization of purchased technology, and royalties. Cost of product revenues increased 12% in fiscal 1999 compared with fiscal 1998 and 67% in fiscal 1998 compared with fiscal 1997. These costs represented 8%, 11%, and 6% of net product revenues in fiscal 1999, 1998, and 1997, respectively. In fiscal 1999, the decrease in product cost as a percentage of product revenues was due primarily to better economies of scale on materials and packaging and freight with respect to certain products as a result of increased volume. In fiscal 1998, the increase in product cost as a percentage of product revenues was due primarily to amortization of developed technology acquired in mergers. See "Factors That May Affect Future Results:
Dependence on Sales Force and Other Channels of Distribution."

  Cost of consulting and support revenues. Cost of consulting and support revenues consists principally of personnel costs for training, consulting, and customer support. Cost of consulting and support revenues decreased 6% in fiscal 1999 compared with fiscal 1998 and increased 13% in fiscal 1998 compared with fiscal 1997. These costs represented 27%, 34%, and 41% of consulting and support revenues in fiscal 1999, 1998, and 1997, respectively. In fiscal 1999, the decrease in cost and cost as a percentage of related revenues is primarily due to changes to the Company's customer support business model as a result of combining the Pure Atria and Rational service organizations, combined with the impact of a relatively fixed support cost base servicing increased revenues. In fiscal 1998, the increase in dollar amounts was the result of additional personnel and personnel-related expenses needed to perform professional services in object modeling, advanced software-development practices, and business process engineering. The cost decreases as a percentage of consulting and support revenues resulted from an overall higher mix of customer support services, which generally have a higher gross margin than consulting services.

Operating Expenses

  Research and development. Total expenditures for research and development increased 17% in fiscal 1999 compared with fiscal 1998 and 30% in fiscal 1998 compared with fiscal 1997. Research and development costs represented 18%, 20%, and 17% of total revenues in fiscal 1999, 1998, and 1997, respectively. The increases in fiscal 1999 as compared with fiscal 1998, and in fiscal 1998 as compared with fiscal 1997, were due primarily to the cost of additional personnel and related costs incurred in maintaining existing products and developing new product releases. See "Factors That May Affect Future Results:
Rapid Technological Change."

  Rational did not capitalize any software-development costs in fiscal 1999, 1998, and 1997 because eligible costs were not material. Rational expects that the amount of software-development costs capitalized in future periods will be immaterial to Rational's results of operations and financial position because the time period and the engineering effort required between demonstration of a product's economic and technological feasibility and the date of product release has been very short. See "Factors That May Affect Future Results: Risk of Software Defects; Expansion of Product Lines; Dependence on New Product Introductions."

  Sales and marketing. Sales and marketing expenses increased 24% in fiscal 1999 compared with fiscal 1998 and 28% in fiscal 1998 compared with fiscal 1997. These expenses represented 42%, 45%, and 39% of total revenues in fiscal 1999, 1998, and 1997, respectively. The fiscal 1999 and 1998 increases in sales and marketing expenses reflect the additional personnel, commissions, and related costs required in sales and marketing departments to expand Rational's sales channels, to penetrate new markets, and to increase its market share in core markets. The fiscal 1998 increase over fiscal 1997 also included expenses associated with the merger with Pure Atria. See "Factors That May Affect Future Results: Dependence on Sales Force and Other Channels of Distribution."

  General and administrative. General and administrative expenses increased 17% in fiscal 1999 compared with fiscal 1998 and 7% in fiscal 1998 compared with fiscal 1997. General and administrative expenses represented 8%, 9%, and 10% of total revenues in fiscal 1999, 1998, and 1997, respectively. The increases resulted from increased employee-related expenses associated with staffing requirements needed to support the Company's expanding business. While general and administrative expenses have decreased as a percentage of total revenue in each of the last two years, there can be no assurance that this trend will continue. See "Factors That May Affect Future Results:
Management of Growth; Risks Associated with Acquisitions."

  Charges for acquired in-process research and development. In-process research and development represents the present value of the estimated cash flow expected to be generated by acquired technology that at the acquisition date has not yet reached the point of technological feasibility and does not have an alternative future use. In fiscal 1997, write-offs associated with acquired in-process research and development included $17.6 million related to the acquisition of the Visual Test product, $5.7 million related to the acquisition of Requisite, Inc., $6.1 million related to the acquisition of Softlab A.B., and $27.4 million related to the acquisition of Performance Awareness Corporation. See "Factors That May Affect Future Results: Risks Associated with Acquisitions."

  Merger and integration costs. In fiscal 1999, the Company substantially completed certain elements of the organizational integrations following the July 1997 Pure Atria merger. This consisted primarily of exiting certain nonstrategic consulting activities, realignment of marketing activities and consolidation of certain sales offices. In the December 1998 quarter, charges related to this activity, totaling approximately $3.3 million, were primarily for severance costs associated with employee terminations, and charges associated with facilities closures. These charges were offset by a reduction of previously accrued facilities expenses related to the Pure Atria merger totaling $4.5 million. The facilities expense reduction was due to greater-than-expected recoveries from subleasing. The net impact in fiscal 1999 was a merger and integration cost reduction of $1.2 million. The net cost reduction of $1.2 million is the result of ongoing assessment and estimation of costs associated with the prior combinations of Rational and other companies. Such assessment will continue until all related costs are incurred or determinable. In fiscal 1998, merger-related expenses of $63.8 million were recorded related to the merger of Rational and Pure Atria to accrue transaction costs, severance costs associated with employee terminations, costs associated with conforming employee benefits plans, charges associated with the closure of duplicate facilities, and asset writedowns related to duplicate business systems. In fiscal 1997, merger-related expenses of $35.3 million and $7.2 million were recorded related to the mergers of Pure and Atria, and Rational and SQA, respectively. The actions related to severance and administrative costs are substantially complete. See "Factors That May Affect Future Results:
Risks Associated with Acquisitions; Management of Growth."

  Visual Test Acquisition. In October 1996, Rational and Microsoft announced the formation of a business alliance that consisted of Rational's acquisition of Microsoft's Visual Test product, technology cross-licensing, joint development projects, and joint marketing programs. The purchase price of the Visual Test product consisted of a single $23 million cash payment. Rational's operating results for the quarter ended December 31, 1996, were reduced by a nonrecurring charge of $17.6 million associated with the acquisition of the Visual Test product. The charge to operations for acquired in-process research and development represented the present value of the estimated cash flow expected to be generated by Visual Test related technology, which at the acquisition date had not yet reached the point of technological feasibility and did not have an alternative future use.

Other Income, Net

  Other income, net, consists of interest income, interest expense, gains and losses on foreign currency transactions, and miscellaneous items of income and expense. Other income has fluctuated as a result of operating results, the amount of cash available for investment in interest-bearing accounts, and the extent of foreign currency transactions. Other income, net, decreased $4 million to $12.7 million in fiscal 1999 and increased $5.1 million to $16.7 million in fiscal 1998. The decrease in fiscal 1999 is due primarily to a lower average amount of invested cash resulting from repurchase of Company common stock and to declining interest rates. The increase in fiscal 1998 is due primarily to interest earned on cash generated from secondary public offerings completed by Rational, which were completed in October 1996 and June 1995, and from the initial public offering completed by SQA, Inc., in December 1995. See "Factors That May Affect Future Results: Fluctuations in Operating Results."

Income Taxes

  The income tax provisions for fiscal 1999, 1998 and 1997 differ from tax computed at the federal statutory income tax rate due to the impact of nondeductible charges for acquired in-process research and development and merger-related costs, foreign losses resulting in no U.S. tax benefit, as well as foreign and state income taxes, offset by the realized benefit of net operating loss carryforwards and research credit carryforwards.

  As of March 31, 1999, Rational had net operating loss carryforwards for federal income tax purposes of approximately $63.5 million that expire in years 2001 through 2013. The Company also had tax credit carryforwards for federal and state purposes of approximately $5.6 million and $2.0 million, respectively, that expire in years 2000 through 2012, if not utilized. As a result of various public offerings and business combinations, the Company and some of its acquired entities experienced an ownership change as defined in section 382 of the Internal Revenue Code. Due to the passing of time, the Company's net operating loss carryforwards and tax credit carryforwards are no longer subject to limitation.

  Under Statement of Financial Accounting Standards No. 109 (FAS 109), deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. FAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on the weight of available evidence, the Company has provided a valuation allowance against certain tax credit carryforwards and the future amortization of certain intangible assets. The Company will continue to evaluate the realizability of the deferred tax assets on a quarterly basis. See Note 11 of Notes to Consolidated Financial Statements. See "Factors That May Affect Future Results: Deferred Tax Assets."

Liquidity and Capital Resources at March 31, 1999

  As of March 31, 1999, Rational had cash, cash equivalents, and short-term investments of $260 million and working capital of $228 million. Net cash provided by operating activities for the period ended March 31, 1999, was composed primarily of net income plus noncash charges for depreciation and amortization, tax benefits from employee stock plans, increases in income taxes payable and deferred revenues, and a decrease in noncash merger and integration liabilities. These were offset primarily by a decrease in accrued merger and integration expenses and increases in accounts receivable, deferred tax assets, and prepaid expenses. Total cash, cash equivalents, and short-term investments for the period ended March 31, 1998, was $289 million, and working capital was $228 million. Net cash provided by operating activities for the period ended March 31, 1998, was composed primarily of noncash charges for depreciation and amortization and an increase in accrued merger and integration costs, deferred revenues, and income taxes payable offset by the Company's net loss and increases in accounts receivable, prepaid expenses, and deferred tax assets.

  Net cash used in investing activities resulted primarily from net purchases and maturities and sales of short-term investments of $36.6 million in fiscal 1999, $80.7 million in fiscal 1998, and $19.7 million in fiscal 1997 and expenditures for fixed assets of $21.7 million in fiscal 1999, $30 million in fiscal 1998, and $20.6 million in fiscal 1997. Net cash used for business and product acquisitions totaled $15.5 million in fiscal 1998 and $70 million in 1997 (See Notes 3 and 4 of Notes to Consolidated Financial Statements).

  Net cash used in financing activities in fiscal 1999 resulted primarily from $118.1 million used to repurchase common stock and $2 million used to decrease long-term debt, offset by $36 million received from issuance of common stock under the employee stock plans. In fiscal 1998 financing activities generated $9.6 million, of which $11.3 million was received from the issuance of common stock upon the exercise of common stock options and $1.8 million was used to decrease long-term debt and capital lease obligations. In fiscal 1997 financing activities generated $206 million, of which approximately $186 million was generated by the public offering of the Company's common stock in October 1996. Also, the Company received net proceeds of approximately $20.6 million from the issuance of common stock under the employee stock plans.

  In April 1998 the Board of Directors authorized the Company to repurchase up to 6 million shares of its common stock in the open market to be used for general corporate purposes. The Company completed that repurchase program during the September 1998 quarter. In October 1998, the Board of Directors authorized the Company to repurchase an additional 6 million shares of its common stock in the open market to be used for general corporate purposes. Through March 31, 1999, the Company had repurchased a total of 7 million shares of its common stock, including repurchases authorized in April 1998 and October 1998, for a total cash outlay of approximately $118.1 million. Repurchases helped offset dilution from stock issued under the company's stock option and stock purchase plans.

  The Company believes that expected cash flow from operations combined with existing cash, cash equivalents, and short-term investments will be sufficient to meet its cash requirements for the foreseeable future. See "Factors That May Affect Future Results: Fluctuations in Operating Results; Risks Associated with Acquisitions."

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

  The Company established a year 2000 project team to develop and implement a comprehensive four-phase year 2000 readiness plan for its worldwide operations relating to (1) the Company's software products, (2) the Company's internal IT and non-IT systems and (3) third-party customers, vendors, and others with whom the Company does business. Phase One (Inventory) consisted of identifying all the Company's systems, relationships, and products that may be impacted by year 2000. Phase Two (Assessment) involved determining the Company's current state of year 2000 readiness for those areas identified in the inventory phase and prioritizing the areas that need to be fixed. Phase Three (Remediation) consisted of developing a plan for those areas identified as needing correction in the assessment phase. Phase Four (Implementation) consists of executing the action plan and completing the steps identified to attain year 2000 readiness.

  With respect to its software products, the Company has completed the Inventory, Assessment, Remediation, and Implementation phases of the plan in the course of developing new products and product upgrades, all of which have been designed to be year 2000 compliant. Accordingly, the Company does not currently sell or support any products that are not year 2000 compliant. The Company did not separately track the internal costs of the research and development efforts related to making its products year 2000 compliant, and such costs were principally composed of salaries and benefits of software engineering personnel. The Company funded these research and development costs out of operating cash flows.

  With respect to its most critical internal IT systems, consisting of accounting, data processing, and other systems, the Company has completed the Inventory, Assessment, Remediation, and Implementation phases in the course of introducing new systems and system upgrades to support the Company's recent rapid growth, including growth through acquisitions. No such system implementations were undertaken or accelerated for the sole purpose of becoming year 2000 compliant, and it is not practicable to identify any incremental costs related to year 2000 compliance involved in these system implementations. As an additional precautionary measure, the Company plans to conduct parallel testing of the primary accounting and sales tracking systems in the three months ending September 30, 1999.

  With respect to noncritical IT systems, consisting primarily of security systems, fax machines and other miscellaneous systems, and non-IT embedded systems, the Company has completed the Inventory and Assessment phases and is currently executing the Remediation and Implementation phases. The Company does not anticipate any material costs for completing the Remediation and Implementation phases with respect to these noncritical IT and non-IT embedded systems. The Company currently expects to fund all remediation and implementation costs from operating cash flows and has not established any specific reserves for these costs. The Company plans to complete all material remediation of year 2000 systems by September 1999. The Company has not yet incurred any material costs specifically related to becoming year 2000 compliant in its noncritical IT and non-IT embedded systems. As with critical IT systems, discussed above, many of the Company's noncritical IT systems have been replaced or upgraded to accommodate expanded business processes due to recent growth and merger activity. No such system implementations were undertaken or accelerated for the sole purpose of becoming year 2000 compliant.

  The Company has completed the inventory phase of determining the year 2000 readiness of its significant suppliers, subcontractors, and customers that do not share information systems with the Company, and has queried such third parties about their year 2000 readiness. The Company has no means of ensuring that these third parties will be year 2000 ready.

  Based on information currently available to the Company, the Company believes that the most reasonably likely worst case year 2000 scenarios with respect to the Company relate to the potential failure of third-party suppliers, subcontractors, and customers to become year 2000 compliant and, to a lesser extent, the Company's potential failure to reach year 2000 compliance with respect to noncritical IT and non-IT embedded systems. The inability of suppliers, subcontractors, and customers to complete their year 2000 remediation processes in a timely fashion could result in delays in introducing new products, reduced sales of new or existing products, and disruptions in strategic relationships, which could in turn have a material and adverse effect on the Company's results of operations and financial condition. The effect of noncompliance by suppliers, subcontractors, and customers is not reasonably quantifiable.

  While the Company expects to attain year 2000 readiness with respect to noncritical IT and non-IT embedded systems, there is no assurance that the Company will be successful in its efforts to identify and address all year 2000 system issues on time. Failure to do so may adversely impact the Company's results of operations or adversely affect the Company's relationships with customers, vendors, or others. For example, failure to achieve year 2000 readiness could delay the Company's ability to produce and ship products, invoice customers, and collect payments, and could disrupt customer service, technical support, and facilities. The Company could suffer increased costs, lost sales, or other negative consequences resulting from customer dissatisfaction, including litigation. Failures of security systems relying on non-IT embedded systems could compromise the Company's operations or ability to safeguard proprietary information.

  The Company is currently evaluating year 2000 related contingency plans. The Company plans to complete contingency planning with respect to noncritical IT and non-IT embedded systems by September 1999.

  The above discussion regarding costs, risks, and estimated completion dates for the year 2000 is based on the Company's best estimates given information that is currently available, and is subject to change. There can be no assurance that actual costs will not substantially exceed the Company's assessment due to internal year

2000 problems or year 2000 problems associated with the Company's IT and non-IT systems and products. In addition, while the Company believes it has achieved year 2000 compliance with respect to its software products and critical IT systems, there could be unanticipated year 2000 related failures in such products or systems that could have a material and adverse effect on the Company's results of operations and financial condition. Further, there can be no guarantee that the systems of other companies on which the Company's systems rely will be remediated in a timely manner, or that a failure to remediate by another company, including without limitation any of the Company's vendors, customers, or partners, or a remediation that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

ITEM 7(A)--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company is exposed to market risk, including changes in interest rates and currency exchange rates. To manage the volatility relating to these exposures, the Company employs established policies and procedures to manage its exposure to fluctuations in interest rates and changes in known or forecasted currency exchange rates.

Foreign Currency Risk

  A portion of the Company's business is conducted in currencies other than the U.S. dollar. Changes in the value of major foreign currencies relative to the local or "functional" currency of the Company or its subsidiaries may adversely effect operating results. The Company enters into short-term forward foreign exchange contracts designed to mitigate the impact of foreign currency exchange rate fluctuations on balance sheet exposures denominated in currencies other than the "functional" currency. The total amount of these contracts is approximately offset by the underlying assets and liabilities denominated in nonfunctional currencies. Forward contracts are accounted for on a mark-to-market basis with realized and unrealized gains or losses recognized in the period in which they are incurred. Such contracts meet the criteria established in FASB 52 for hedge accounting treatment. As the Company finds it impractical to hedge all foreign currency exposures, the Company will continue to experience foreign currency gains and losses. The Company does not use derivative financial instruments for speculative trading purposes, nor does it hold or issue leveraged derivative financial instruments.

  At March 31, 1999 and 1998, the Company had outstanding forward exchange contracts, all having maturities of less than 90 days, to exchange various nonfunctional currencies for U.S. dollars or Dutch guilders in the aggregate amounts (US dollar equivalent) of $34.3 million and $25.1 million, respectively. The net gains and losses associated with all forward exchange contracts in fiscal 1999, 1998, and 1997 are not material to the Company's results of operations.

Interest Rate Risk

  The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio. All the Company's cash equivalents and short-term investments are classified as available-for-sale and are recorded at amounts that approximate fair value based on quoted market prices at March 31, 1999 and 1998. Unrecognized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in other income. The cost of securities sold is based on the specific identification method. Realized gains and losses on sales of available-for-sale securities were immaterial for the years ended March 31, 1999 and 1998. There were no significant unrealized holding gains or losses on such securities at March 31, 1999 and 1998.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Rational Software Corporation

  We have audited the accompanying consolidated balance sheets of Rational Software Corporation as of March 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, comprehensive income (loss) and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. In July 1997, the Company merged with Pure Atria Corporation in a transaction which was accounted for as a pooling of interests. We did not audit the Statement of Operations, Statement of Cash Flows, or Statement of Equity of Pure Atria Corporation for the years prior to fiscal 1998, which statements reflect net loss of approximately $6,657,000 of the related 1997 consolidated financial statement totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Pure Atria Corporation is based solely on the report of the other auditors.

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

  In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rational Software Corporation at March 31, 1999 and 1998, and the consolidated results of its operations, comprehensive income (loss) and its cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.

                                          /s/ Ernst & Young LLP

Palo Alto, California
April 14, 1999

                   REPORT OF KPMG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Rational Software Corporation

  We have audited the consolidated statements of operations, stockholders' equity, and cash flows of Pure Atria Corporation and subsidiaries for the year ended December 31, 1996 (none of which are separately presented herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial positions of Pure Atria Corporation and subsidiaries and the results of their operations and their cash flows for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          /s/ KPMG LLP

Mountain View, California
January 21, 1997, except as to Note 2,
which is as of January 31, 1997

                         RATIONAL SOFTWARE CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                               March 31,
                                                          --------------------
                                                            1999       1998
                                                          ---------  ---------
ASSETS
Current assets:
  Cash and cash equivalents.............................. $  59,965  $ 126,229
  Short-term investments.................................   199,865    163,241
  Accounts receivable, net of allowance for doubtful
   accounts of $3,226 and $3,638 in 1999 and 1998,
   respectively..........................................    92,367     71,379
  Deferred tax assets....................................    22,881     11,846
  Prepaid expenses and other assets......................     9,176      7,239
                                                          ---------  ---------
    Total current assets.................................   384,254    379,934
Property and equipment, net..............................    45,445     37,988
Other assets, net........................................    24,257     27,283
                                                          ---------  ---------
Total assets............................................. $ 453,956  $ 445,205
                                                          =========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................... $  13,848  $  13,262
  Accrued employee benefits..............................    27,212     23,929
  Income taxes payable...................................    19,652     15,259
  Other accrued expenses.................................    16,304     18,345
  Current portion of accrued merger and integration
   expenses..............................................     2,619     26,226
  Deferred revenues......................................    76,223     52,707
  Current portion of long-term debt and lease
   obligations...........................................        30      1,809
                                                          ---------  ---------
    Total current liabilities............................   155,888    151,537
Accrued rent.............................................       896        720
Long-term accrued merger and integration expenses........     2,800      5,600
Long-term debt...........................................       --         172
                                                          ---------  ---------
Total liabilities........................................   159,584    158,029
                                                          =========  =========
COMMITMENTS AND CONTINGENCIES
Stockholders' equity:
  Common stock, $0.01 par value, 150,000 shares
   authorized, 93,381 and 88,975 shares issued and
   outstanding in 1999 and 1998, respectively............       933        890
  Additional paid-in capital.............................   562,742    494,718
  Treasury stock, 7,306 and 306 shares in 1999 and 1998,
   respectively..........................................  (119,488)    (1,340)
  Accumulated deficit....................................  (146,013)  (205,262)
  Accumulated other comprehensive income (loss)..........    (3,802)    (1,830)
                                                          ---------  ---------
Total stockholders' equity...............................   294,372    287,176
                                                          ---------  ---------
Total liabilities and stockholders' equity............... $ 453,956  $ 445,205
                                                          =========  =========

                 See Notes to Consolidated Financial Statements

                         RATIONAL SOFTWARE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                    Year Ended March 31,
                                                 ----------------------------
                                                   1999      1998      1997
                                                 --------  --------  --------
Net product revenues............................ $259,335  $184,953  $185,133
Consulting and support revenues.................  152,481   125,717    92,735
                                                 --------  --------  --------
    Total revenues..............................  411,816   310,670   277,868
Cost of product revenues........................   22,020    19,709    11,777
Cost of consulting and support revenues.........   40,848    43,356    38,305
                                                 --------  --------  --------
    Total cost of revenues......................   62,868    63,065    50,082
                                                 --------  --------  --------
Gross margin....................................  348,948   247,605   227,786
Operating expenses:
  Research and development expenses.............   71,869    61,560    47,239
  Sales and marketing expenses..................  172,448   138,709   108,403
  General and administrative expenses...........   33,910    29,092    27,267
  Charges for acquired in-process research and
   development..................................      --        --     56,798
  Merger and integration costs..................   (1,200)   63,759    42,456
                                                 --------  --------  --------
  Total operating expenses......................  277,027   293,120   282,163
                                                 --------  --------  --------
  Operating income (loss).......................   71,921   (45,515)  (54,377)
Other income, net...............................   12,721    16,689    11,586
                                                 --------  --------  --------
  Income (loss) before income taxes.............   84,642   (28,826)  (42,791)
Provision for income taxes......................   25,393     9,447     6,820
                                                 --------  --------  --------
Net income (loss)............................... $ 59,249  $(38,273) $(49,611)
                                                 ========  ========  ========
Net income (loss) per share--basic.............. $   0.69  $  (0.44) $  (0.62)
                                                 --------  --------  --------
Shares used in computing net income (loss) per
 share--basic...................................   85,697    87,575    79,631
                                                 --------  --------  --------
Net income (loss) per share--diluted............ $   0.65  $  (0.44) $  (0.62)
                                                 --------  --------  --------
Shares used in computing net income (loss) per
 share--diluted.................................   91,849    87,575    79,631
                                                 ========  ========  ========

                 See Notes to Consolidated Financial Statements

                         RATIONAL SOFTWARE CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                   Stockholders' Equity
                         -------------------------------------------------------------------------
                         Common Stock  Additional                        Cumulative      Total
                         -------------  Paid-In   Treasury   Accumulated Translation Stockholders'
                         Shares Amount  Capital     Stock      Deficit   Adjustment     Equity
                         ------ ------ ---------- ---------  ----------- ----------- -------------
Balance at March 31,
 1996................... 75,390  $754   $233,150  $  (1,340)  $ (70,070)   $   (12)    $162,482
  Issuance of common
   stock, net of
   expenses of $675.....  5,446    55    190,673        --          --         --       190,728
  Exercise of common
   stock options........  2,697    27     10,465        --          --         --        10,492
  Issuance of common
   stock under Employee
   Stock Purchase Plan..    945     9      5,726        --          --         --         5,735
  Tax benefit from
   employee stock
   plans................    --    --       9,830        --          --         --         9,830
  Compensation expense
   for stock option
   grants...............    --    --       5,758        --          --         --         5,758
  Cumulative translation
   adjustment...........    --    --         --         --          --      (1,309)      (1,309)
  Net loss..............    --    --         --         --      (49,611)       --       (49,611)
  Net transactions of
   SQA from January 1,
   1997, to March 31,
   1997.................     24   --         151        --       (4,147)       --        (3,996)
                         ------  ----   --------  ---------   ---------    -------     --------
Balance at March 31,
 1997................... 84,502  $845   $455,753  $  (1,340)  $(123,828)   $(1,321)    $330,109
  Exercise of common
   stock options........  2,057    22      5,141        --          --         --         5,163
  Issuance of common
   stock under Employee
   Stock Purchase Plan..    698     6      6,178        --          --         --         6,184
  Cumulative translation
   adjustment...........    --    --         --         --          --         (53)         (53)
  Net loss..............    --    --         --         --      (38,273)       --       (38,273)
  Net transactions of
   Pure Atria from
   January 1, 1997, to
   March 31, 1997.......  1,718    17     27,646        --      (43,161)      (456)     (15,954)
                         ------  ----   --------  ---------   ---------    -------     --------
Balance at March 31,
 1998................... 88,975  $890   $494,718  $  (1,340)  $(205,262)   $(1,830)    $287,176
  Exercise of common
   stock options........  3,553    34     27,745        --          --         --        27,779
  Issuance of common
   stock under Employee
   Stock Purchase
   Plans................    853     9      8,258        --          --         --         8,267
  Tax benefit from
   employee stock
   plans................    --    --      32,021        --          --         --        32,021
  Treasury stock
   repurchases..........    --    --         --    (118,148)        --         --      (118,148)
  Cumulative translation
   adjustment...........    --    --         --         --          --      (1,972)      (1,972)
  Net income............    --    --         --         --       59,249        --        59,249
                         ------  ----   --------  ---------   ---------    -------     --------
Balance at March 31,
 1999................... 93,381  $933   $562,742  $(119,488)  $(146,013)   $(3,802)    $294,372
                         ======  ====   ========  =========   =========    =======     ========

                 See Notes to Consolidated Financial Statements

                         RATIONAL SOFTWARE CORPORATION

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)

                                                      Year Ended March 31,
                                                    ---------------------------
                                                     1999      1998      1997
                                                    -------  --------  --------
Net income (loss).................................. $59,249  $(38,273) $(49,611)
Other comprehensive income:
 Foreign currency translation adjustments, net of
  tax of ($592), ($153), and ($393)................  (1,380)     (356)     (916)
                                                    -------  --------  --------
Comprehensive income (loss)........................ $57,869  $(38,629) $(50,527)
                                                    =======  ========  ========



                 See Notes to Consolidated Financial Statements

                         RATIONAL SOFTWARE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                   Year Ended March 31,
                                               -------------------------------
                                                 1999       1998       1997
                                               ---------  ---------  ---------
Operating activities:
Net income (loss)............................  $  59,249  $ (38,273) $ (49,611)
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
  Charges for acquired in-process research
   and development...........................        --         --      56,798
  Depreciation...............................     14,285     13,387      9,381
  Amortization...............................      4,480      7,496      1,985
  Compensation expense related to stock
   options...................................        --         --         145
  Tax benefits from employee stock plans.....     32,021        --       9,830
  Noncash merger and integration costs.......      5,699      7,625      7,109
  Changes in operating assets and
   liabilities:
    Accounts receivable......................    (20,988)    (8,336)   (22,782)
    Prepaid expenses and other, net..........     (1,937)      (318)      (904)
    Deferred tax assets......................    (11,035)    (4,851)    (6,765)
    Accounts payable.........................        586       (521)     7,112
    Accrued employee benefits and other
     accrued expenses........................      1,418      5,671      3,250
    Income taxes payable.....................      4,393     11,225     (2,052)
    Accrued merger and integration expenses..    (32,106)    (1,322)    21,288
    Deferred revenues........................     23,516     10,490     10,324
                                               ---------  ---------  ---------
      Net cash provided by operating
       activities............................     79,581      2,273     45,108
Investing activities:
Purchase of short-term investments...........   (327,012)  (486,710)  (185,015)
Maturities and sales of short-term
 investments.................................    290,388    406,008    165,314
Purchases of property and equipment..........    (21,742)   (29,961)   (20,648)
Proceeds from sale of fixed assets...........        --       4,850        --
Net changes in other assets..................     (1,454)    (8,657)        74
Business combinations, net of cash acquired..        --     (15,498)   (69,992)
                                               ---------  ---------  ---------
Net cash used in investing activities........    (59,820)  (129,968)  (110,267)
Financing activities:
Principal payments under long-term debt and
 capital lease obligations...................     (1,951)    (1,770)      (965)
Net proceeds from issuances of common stock..     36,046     11,347    206,810
Purchase of treasury stock...................   (118,148)       --         --
                                               ---------  ---------  ---------
Net cash (used in) provided by financing
 activities..................................    (84,053)     9,577    205,845
Effect of changes in foreign currency
 exchange rate on cash.......................     (1,972)      (509)      (502)
                                               ---------  ---------  ---------
Net (decrease) increase in cash and cash
 equivalents.................................    (66,264)  (118,627)   140,184
Cash and cash equivalents at beginning of
 year........................................    126,229    244,856    104,672
                                               ---------  ---------  ---------
Cash and cash equivalents at end of year.....  $  59,965  $ 126,229  $ 244,856
                                               =========  =========  =========
Supplemental disclosure of cash flow
 information:
Cash paid for income taxes...................  $   4,100  $   2,577  $   4,235

                 See Notes to Consolidated Financial Statements

                         RATIONAL SOFTWARE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 1999

1. Organization and Significant Accounting Policies

  Organization and basis of presentation. Rational Software Corporation (the Company) was incorporated under the laws of Delaware on July 28, 1982. The Company develops, markets, and supports a comprehensive solution for companies that depend on their ability to develop and deploy software. The Company provides an integrated suite of software products and services designed to improve the software development process.

  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, including Pure Atria Corporation and SQA, Inc., which merged with the Company effective July 30, 1997, and February 26, 1997, respectively. The historical consolidated financial statements of the Company for all periods prior to such merger dates have been restated to reflect the mergers, which have been accounted for as poolings of interests. The consolidated financial statements at March 31, 1997, and for the year ended March 31, 1997, have been restated to include the financial results of Pure Atria at December 31, 1996, and the year ended December 31, 1996. All intercompany transactions and balances have been eliminated upon consolidation.

  Use of estimates. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Revenue recognition. The Company generally recognizes software license revenues when a customer purchase order has been received and accepted, the software product has been shipped, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable. For customer license agreements, which meet these recognition criteria, the portion of the fees related to software licenses will generally be recognized in the current period, while the portion of the fees related to services is recognized as the services are performed. Revenues from software royalties, whether they are advance payments that are nonrefundable or minimum royalty guarantee payable over a fixed period, are recorded when the earnings process is complete and collection is considered probable. Revenues from consulting services are recognized when earned. Customer-support revenues are deferred and recognized on a straight-line basis over the period covered by the customer-support agreements. Contract revenues, which generally represent special or custom engineering development with milestone payments, are recognized under the percentage of completion method in conformity with Accounting Research Bulletin No. 45, "Long-Term Construction-Type Contracts," using the relevant guidance in Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts."

  The Company adopted Statement of Position 97-2 "Software Revenue Recognition" in fiscal 1999. This Statement supersedes Statement of Position 91-1 on software revenue recognition. This Statement establishes revenue recognition criteria for arrangements to deliver software that do not require significant production, modifications or customization of the software. This Statement also establishes guidelines for recognizing revenues when multiple elements exist in a software arrangement. The Company believes that the adoption of this Statement did not have a material effect on its financial statements for fiscal 1999.

  Translation of local currencies. The Company's international subsidiaries operate primarily using local functional currencies. Accordingly, all assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. The resulting cumulative translation adjustments are presented as a separate component of stockholders' equity. Realized and unrealized exchange gains or losses from transaction adjustments are reflected in operations and have not been material.

                         RATIONAL SOFTWARE CORPORATION

                                March 31, 1999


  Other income. During the year ended March 31, 1999, other income consisted primarily of interest earned on the Company's excess cash, cash equivalents, and short-term investments and interest expense. It also included gains and losses on foreign currency transactions.

  Earnings (loss) per share. Calculation of earnings (loss) per share is as follows (in thousands, except per share amounts):

                                                       Year Ended March 31,
                                                     --------------------------
                                                      1999     1998      1997
                                                     ------- --------  --------
      Numerator:
      ----------
      Net income (loss)............................  $59,249 $(38,273) $(49,611)
      Denominator:
      ------------
      Denominator for basic net income (loss) per
       share--weighted average shares..............   85,697   87,575    79,631
      Incremental common shares attributable to
       shares issuable under employee stock plans
       (Treasury Stock Method).....................    6,152      --        --
                                                     ------- --------  --------
      Denominator for diluted net income (loss) per
       share--weighted average shares and assumed
       conversions.................................   91,849   87,575    79,631
                                                     ------- --------  --------
      Net income (loss) per share--basic...........  $  0.69 $  (0.44) $  (0.62)
                                                     ------- --------  --------
      Net income (loss) per share--diluted.........  $  0.65 $  (0.44) $  (0.62)
                                                     ------- --------  --------

  The effect of options to purchase 185,112 shares of common stock were not included in the computation of the 1999 diluted earnings per share because the options' exercise price was greater than the average market price of common shares.

  Cash, cash equivalents, and short-term investments. Cash equivalents are highly liquid investments with original maturity dates of three months or less at the date of acquisition. Investments with maturity dates of greater than three months are considered to be short-term investments.

  All the Company's cash equivalents and short-term investments are classified as available-for-sale and are recorded at amounts that approximate fair value based on quoted market prices at March 31, 1999 and 1998. Unrecognized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method.

  Property and equipment. The Company's property and equipment are recorded at cost and are generally depreciated over three- to five-year periods using the straight-line method. The cost of furniture and equipment under capital leases is recorded at the lower of the present value of the minimum lease payments or the fair value of the asset and is amortized over the shorter of the term of the related lease or the estimated useful life of the asset. Leasehold improvements are depreciated over the remaining life of the lease.

  In accordance with Statement of Financial Accounting Standards No. 121 (FAS
121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company is required to review for impairment long-lived assets, certain identifiable intangibles, and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. In certain situations, an impairment loss has been recognized.

                         RATIONAL SOFTWARE CORPORATION

                                March 31, 1999


  Stock-based compensation. The Company has elected to follow Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options, because the alternative fair value accounting provided for under FASB Statement No. 123 (FAS 123), "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. The Company generally grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant, and accordingly, no compensation expense is recorded. The Company recognizes compensation expense for those options granted with an exercise price less than the fair value of the underlying common stock at the date of grant.

  Fair value of financial instruments. The carrying values reported in the balance sheet for cash and cash equivalents, short-term investments, and long-term debt approximate fair value. The fair value of short-term investments is based on quoted market prices.

  Advertising costs. The Company expenses advertising costs as incurred. Advertising costs totaled $6.6 million, $6.5 million, and $4.1 million for the years ended March 31, 1999, 1998, and 1997, respectively.

  Reclassifications. Certain prior-year amounts have been reclassified to conform with current-year presentation.

  Recent pronouncements. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 . FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in either current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair value hedge transactions in which the Company is hedging changes in fair value of an asset, liability or firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the fair value of the hedged item. For cash flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current earnings. The Company will adopt FAS 133 in fiscal 2002. Adoption of FAS 133 is not expected to have a material impact on the Company's consolidated financial statements.

  In June 1997, the Financial Accounting Standards Board issued Statement No. 130 (FAS 130), "Reporting Comprehensive Income." This statement requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has adopted this statement for the year ended March 31, 1999. Accumulated other comprehensive income presented in the accompanying consolidated balance sheets consists of the accumulated net unrealized gains and losses on foreign currency translation adjustments, net of related tax effect, for all periods presented.

  In June 1997, FASB issued Statement No. 131 (FAS 131), "Disclosures about Segments of an Enterprise and Related Information." This statement replaces Statement No. 14 and changes the way public companies report segment information. This Statement establishes standards for reporting information about operating segments in annual financial statements. Operating segments are defined as components of an enterprise

                         RATIONAL SOFTWARE CORPORATION

                                March 31, 1999

evaluated regularly by the Company's senior management in deciding how to allocate resources and in assessing performance. The Company adopted FAS 131 for the fiscal year ended March 31, 1999, and has provided the required disclosures in Note 12.

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

  International sales. International sales currently account for approximately 40% of the Company's revenues, and the Company expects that international sales will continue to account for a significant portion of the Company's revenues in future periods. Any material adverse effect on the Company's international business would have a material adverse effect on the Company's financial statements. Also, the Company's international sales are generally denominated in foreign currencies. Losses on the conversion of foreign-denominated receivables into U.S. dollars may have a material adverse effect on the Company's financial statements.

  A portion of the Company's business is conducted in currencies other than the U.S. dollar. Changes in the value of major foreign currencies relative to the local or "functional," currency of the Company or its subsidiaries may adversely effect operating results. The Company enters into short-term forward foreign exchange contracts designed to mitigate the impact of foreign currency exchange rate fluctuations on balance sheet exposures denominated in currencies other than the "functional" currency. The total amount of these contracts is approximately offset by the underlying assets and liabilities denominated in nonfunctional currencies. Forward contracts are accounted for on a mark-to-market basis with realized and unrealized gains or losses recognized in the period in which they are incurred. Such contracts meet the criteria established in FAS 52 for hedge accounting treatment. As the Company finds it impractical to hedge all foreign currency exposures, the Company will continue to experience foreign currency gains and losses. The Company does not use derivative financial instruments for speculative trading purposes, nor does it hold or issue leveraged derivative financial instruments.

  At March 31, 1999 and 1998, the Company had outstanding forward exchange contracts, all having maturities of less than 90 days, to exchange various nonfunctional currencies for U.S. dollars or Dutch guilders in the aggregate amounts (U.S. dollar equivalent) of $34.3 million and $25.1 million, respectively. Two major U.S. multinational banks are counterparty to all these contracts. The gains and losses associated with all forward exchange contracts when combined with the gains and losses on the underlying exposures hedged in fiscal 1999, 1998, and 1997 were not material to the Company's results of operations.

3. Business Combinations: Poolings of Interests

  Merger with Pure Atria Corporation. On July 30, 1997, the Company acquired Pure Atria Corporation (Pure Atria) pursuant to which the Company issued approximately 39.082 million shares of common stock. In addition, each outstanding option or right to purchase Pure Atria common stock under various stock option and purchase plans was assumed by the Company and became an option or right to purchase the Company's common

                         RATIONAL SOFTWARE CORPORATION

                                March 31, 1999

stock. The number of shares of Pure Atria common stock subject to such assumed options and rights was multiplied by the 0.9 exchange ratio in the acquisition and the exercise price therefor was divided by the same exchange ratio. Pure Atria was primarily involved in developing, marketing, and supporting a comprehensive, integrated suite of software products that enabled the production of reliable, high-quality software and improved the development process. For income tax purposes, Pure Atria was acquired in a tax-deferred reorganization. In addition, on August 26, 1996, Pure Software, Inc. acquired Atria Software, Inc.(Atria), pursuant to which the Company issued approximately 20.015 million shares of common stock. In addition, each outstanding option or right to purchase Atria common stock under Atria's various stock option and purchase plans was assumed by the Company. Each share of Atria common stock subject to such assumed options or rights was multiplied by the 1.3902 exchange ratio in the acquisition and the exercise price therefor was divided by the same exchange ratio. Atria was primarily involved in developing, marketing, and supporting software that facilitated the management of complex software development, enhancement, and maintenance. For income tax purposes, Atria was acquired in a tax-deferred reorganization. The revenues and net income (loss) associated with Atria are presented in connection with Pure Atria below.

  Merger with SQA, Inc. On February 26, 1997, the Company acquired SQA, Inc.
(SQA), pursuant to which the Company issued approximately 6.997 million shares of common stock. In addition, each outstanding option or right to purchase SQA common stock under various stock option and purchase plans was assumed by the Company and became an option or right to purchase the Company's common stock. The number of shares of SQA common stock subject to such assumed options or rights was multiplied by the 0.86 exchange ratio in the acquisition and the exercise price therefor was divided by the same exchange ratio. SQA was primarily involved in developing and marketing integrated software products for the automated testing and quality management of Windows-based client/server applications. For income tax purposes, SQA was acquired in a tax-deferred reorganization.

  These acquisitions were accounted for as poolings of interests, and accordingly, the Company's consolidated financial statements and notes thereto have been restated to include the financial position and results of these mergers for all periods presented.

  The following information shows revenues and net income (loss) of the separate companies for the periods preceding the combination (in thousands):

                                                        Three Months  Year Ended
                                                       Ended June 30, March 31,
                                                            1997         1997
                                                       -------------- ----------
                                                        (unaudited)
   Revenues:
     Rational.........................................    $42,928      $121,264
     Pure Atria.......................................     23,220       132,495
     SQA..............................................        --         24,109
                                                          -------      --------
       Combined.......................................    $66,148      $277,868
                                                          =======      ========
   Net income (loss):
     Rational.........................................    $ 7,814      $(40,518)
     Pure Atria.......................................     (2,686)       28,598
     SQA..............................................        --          4,765
     Merger charges...................................        --        (42,456)
                                                          -------      --------
       Combined.......................................    $ 5,128      $(49,611)
                                                          =======      ========

                         RATIONAL SOFTWARE CORPORATION

                                March 31, 1999


  Revenues and net loss of Pure Atria for the three months ended March 31, 1997, were $30 million and $43.2 million, respectively. These results include the acquisition of Integrity QA in January 1997. (See Note 4.) Revenues and net loss of SQA for the three months ended March 31, 1997, were $2.4 million and $4.1 million, respectively. The net transactions of Pure Atria and SQA for the three months ended March 31, 1997, have been included in the consolidated statement of stockholders' equity as single line items and excluded from the consolidated statements of operations and cash flows as a result of the different fiscal year ends of these merged entities.

4. Business Combinations: Purchases

  Purchase of Integrity QA Software, Inc. During January 1997, the Company acquired all the outstanding shares of capital stock of Integrity QA Software, Inc. (Integrity), and all outstanding warrants to purchase Integrity preferred stock in exchange for 1,113,505 shares of common stock. The Company also assumed all outstanding options to purchase Integrity common stock in exchange for options to purchase 100,263 shares of the Company's stock. Integrity developed, marketed, and supported quality assurance software products. As a result of the acquisition, the Company recorded one-time pretax charges to operations of $43.6 million for acquired in-process research and development and $1.1 million for certain merger and integration expenses during the quarter ended March 31, 1997. As a result of the different year ends of Rational and Pure Atria, net transactions of Pure Atria for the quarter ended March 31, 1997, which include the charge for acquired in-process research and development, are reflected in the consolidated statements of redeemable convertible preferred stock and stockholders' equity. The operating results of Integrity are included in the consolidated results of the Company from the date of acquisition. For income tax purposes, Integrity was acquired in a tax-deferred reorganization.

  Purchase of Performance Awareness Corporation. During March 1997, the Company acquired all the outstanding shares of capital stock of Performance Awareness Corporation for cash and assumed the outstanding Performance Awareness employee stock options in exchange for options to purchase 250,000 shares of the Company's common stock. Performance Awareness developed, marketed, and supported automated software quality products and related services that provided solutions for the software testing market. The aggregate purchase price (including direct acquisition costs) was $32.9 million in cash and fair value of options that were assumed by the Company. The operating results of Performance Awareness are included in the consolidated results of the Company from the date of acquisition.

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

  The Company has accounted for the acquisitions of Integrity QA, Performance Awareness Corporation, and the other business combinations using the purchase method, and accordingly, the operating results of the

                         RATIONAL SOFTWARE CORPORATION

                                March 31, 1999

respective companies are included in the consolidated results of the Company from the dates of acquisition. The consolidated balance sheets include the assets and liabilities of these businesses at March 31, 1998. The total purchase price paid for each acquisition was allocated based on discounted cash flow valuation techniques and is summarized as follows (in thousands):

                                                        March 31,
                                            -----------------------------------
                                              1998               1997
                                            ---------  ------------------------
                                                       Performance    Other
                                            Integrity   Awareness    Business
                                               QA      Corporation Combinations
                                            ---------  ----------- ------------
   Property and equipment.................. $    184     $   894     $   656
   Intangible assets.......................      --       10,094      11,933
   Severance and facility accruals.........   (1,100)     (3,573)       (163)
   Net assets (liabilities) acquired.......      102      (1,848)       (128)
   In-process research and development.....   44,700      27,362      29,436
                                            --------     -------     -------
                                            $ 43,886     $32,929     $41,734
                                            ========     =======     =======

  Intangible assets include developed technology, assembled work force, customer base, trade name, and covenant not to compete. The estimated average useful life of these assets is four years. Accumulated amortization of intangible assets totaled $19.7 million and $11.4 million at March 31, 1999 and 1998, respectively. In-process research and development represents the present value of the estimated cash flows expected to be generated by the related technology from each acquisition, which at the date of purchase had not yet reached the point of technological feasibility and did not have an alternative future use. Therefore, in accordance with generally accepted accounting principles, the in-process research and development was written off and charged to operations during the quarter in which the purchase took place.

  The unaudited combined pro forma results of operations of the Company for fiscal 1997, assuming the business combinations had occurred at the beginning of fiscal 1997, would have resulted in net revenues of $291.1 million, net loss of $56.7 million, and net loss per share of $0.71, including nonrecurring charges for acquired in-process research and development of $56.8 million. The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred had the transactions been completed at the beginning of fiscal 1997, nor is it necessarily indicative of future operating results.

                         RATIONAL SOFTWARE CORPORATION

                                March 31, 1999


5. Cash Equivalents and Short-Term Investments

  The Company's short-term investments are as follows (in thousands):

                                                                  March 31,
                                                              -----------------
                                                                1999     1998
                                                              -------- --------
   Bank certificates of deposit.............................. $    --  $ 10,529
   U.S. treasury and agency obligations......................    5,060   18,007
   Municipal obligations.....................................   48,149   65,077
   Corporate securities......................................  146,656   69,628
                                                              -------- --------
     Total................................................... $199,865 $163,241
                                                              ======== ========

  Realized gains and losses on sales of available-for-sale securities were immaterial for the years ended March 31, 1999 and 1998. There were no significant unrealized holding gains or losses on such securities at March 31, 1999 and 1998.

  Debt securities at March 31, 1999 and 1998, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations.

                                                                   March 31,
                                                               -----------------
                                                                 1999     1998
                                                               -------- --------
   Short-term investments:
     Due in one year or less.................................. $140,031 $134,241
     Due after one year.......................................   59,834   29,000
                                                               -------- --------
       Total.................................................. $199,865 $163,241
                                                               ======== ========

6. Property and Equipment

  Property and equipment is as follows (in thousands):

                                                                  March 31,
                                                               ----------------
                                                                1999     1998
                                                               -------  -------
   Computer, office, and manufacturing equipment.............. $71,754  $62,063
   Office furniture...........................................  10,535    9,184
   Leasehold improvements.....................................  10,905    7,136
   Construction in progress...................................   3,113    3,276
                                                               -------  -------
                                                                96,307   81,659
   Accumulated depreciation and amortization.................. (50,862) (43,671)
                                                               -------  -------
   Net property and equipment................................. $45,445  $37,988
                                                               =======  =======

                         RATIONAL SOFTWARE CORPORATION

                                March 31, 1999


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

                                      Severance
                                      and Other     Asset
                                      Employee-  Write-Offs
                          Transaction  Related    and Lease
                             Costs     Charges  Cancellations Other    Total
                          ----------- --------- ------------- ------  -------
Provision recorded at
 acquisition of Atria....   $ 8,319    $16,538     $5,998     $4,400  $35,255
Provision recorded at
 acquisition of SQA......     3,100      1,767        584      1,750    7,201
Change in estimate.......       --         960       (560)      (400)     --
Noncash write-offs.......       --      (4,018)    (2,451)      (640)  (7,109)
Cash payments............   (10,285)    (3,469)      (550)    (2,313) (16,617)
                            -------    -------     ------     ------  -------
Accrued as of March 31,
 1997....................     1,134     11,778      3,021      2,797   18,730
Provision recorded at
 acquisition of Pure
 Atria...................    15,629     18,339     19,352     10,439   63,759
Change in estimate.......       --         --         --         --       --
Noncash write-offs.......       --         --      (6,469)    (1,156)  (7,625)
Cash payments............   (15,556)   (21,773)    (2,006)    (7,635) (46,970)
                            -------    -------     ------     ------  -------
Accrued as of March 31,
 1998....................     1,207      8,344     13,898      4,445   27,894
Change in estimate.......    (1,078)      (668)    (4,585)     5,131   (1,200)
Noncash write-offs.......       --         --      (2,927)    (2,772)  (5,699)
Cash payments............      (129)    (7,043)    (1,600)    (6,804) (15,576)
                            -------    -------     ------     ------  -------
Accrued as of March 31,
 1999....................   $   --     $   633     $4,786     $  --   $ 5,419
                            =======    =======     ======     ======  =======

  Severance and other employee-related charges. As a result of the mergers, certain technical support, customer service, distribution, sales, marketing, and administrative functions were combined and reduced. Approximately 26, 37, and 20 employees were terminated in fiscal 1999, 1998, and 1997, respectively, as a result of this activity. The Company also committed to pay noncontingent retention bonuses and commissions to other employees, and these costs have been included in the accrual. In addition, in fiscal 1997, certain employees received accelerated vesting on their options in conjunction with their termination subsequent to the merger, for which a compensation charge of $4 million was recorded.

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

                         RATIONAL SOFTWARE CORPORATION

                                March 31, 1999

8. Notes Payable and Capital Lease Obligations

  The Company leases certain equipment and furniture under capitalized lease obligations. The related obligations under capitalized leases represent the present value of future minimum lease payments. Assets capitalized under leases were fully depreciated at March 31, 1999 and 1998. Notes payable to former Softlab A.B. stockholders and capitalized lease obligations consist of the following (in thousands):

                                                                  March 31,
                                                                 ------------
                                                                 1999   1998
                                                                 ----  ------
   Notes payable to former Softlab A.B. stockholders............ $--   $1,490
   Present value of capital lease obligations...................   30     197
   Other........................................................  --      294
                                                                 ----  ------
                                                                   30   1,981
   Less current portion of notes payable and capital lease
    obligations.................................................  (30) (1,809)
                                                                 ----  ------
   Due after one year........................................... $--   $  172
                                                                 ====  ======

9. Commitments and Contingencies

  The Company leases its primary office space under operating leases. Rental expense for facilities was approximately $12.3 million, $13.4 million, and $7.2 million for the fiscal years ended March 31, 1999, 1998, and 1997, respectively. Estimated future rents from sublease agreements are $3.1 million, $1.3 million, and $106,000 in fiscal 2000, 2001, and 2002, respectively. Future minimum rental payments, net of sublease income, are as follows for the fiscal years indicated as of March 31 (in thousands):

   2000................................................................. $14,051
   2001.................................................................  12,172
   2002.................................................................   9,451
   2003.................................................................   7,489
   2004.................................................................   6,185
   Thereafter...........................................................  10,184
                                                                         -------
                                                                         $59,532
                                                                         =======

  As of March 31, 1999, the Company had two letters of credit outstanding in the amount of $62,500 and $3 million guaranteeing certain rental payments at its office locations in Lexington, Massachusetts, and Cupertino, California, respectively.

  Legal matters. The following actions have been filed against the Company, two of its officers, and Cowen & Company: Randall v. Rational Software Corporation, et al., No. C 97-03740 (N.D. Cal.); Sachs v. Rational Software Corporation, et al., No. C-97-3845 (N.D. Cal.); Kalapa v. Rational Software Corporation, et al., No. C-97-4028 (N.D. Cal.); Weiner, et al. v. Rational Software Corporation, et al., No. C-97-21086 (N.D. Cal.); Seiger v. Rational Software Corporation, et al., No. 97-CV-7011 (E.D. N.Y.); Dolnick v. Rational Software Corporation, et al., No. 98-CV-0268 (E.D. N.Y.); Lynch v. Rational Software Corporation, et al., No. CA-97-2081-A (E.D. Va.). The actions are putative stockholder class action lawsuits, and the complaints are virtually identical. The complaints allege that defendants violated Sections 10(b) and 20A of the Securities Exchange Act of 1934 through the selective disclosure of material inside information regarding the Company's prospects and seek damages on behalf of a class of stockholders who purchased the Company's common stock on October 8, 1997. Defendants' motions to transfer the cases pending in New York and Virginia have been granted, and all

                         RATIONAL SOFTWARE CORPORATION

                                March 31, 1999

pending actions will be consolidated in the Northern District of California. The Court granted with leave to amend defendants motion to dismiss the Consolidated Amended Complaint. Plaintiffs' obligation to file a second amended complaint has been stayed pending resolution of a discovery dispute. The Company believes the action is without merit and will continue to defend the case vigorously.

  On December 16, 1996, the Company filed a lawsuit against Silicon Graphics, Inc. (SGI), arising from SGI's failure to pay certain royalties due to the Company under a software license agreement entered into between the Company's predecessor, Verdix Corporation, and SGI. SGI has filed an answer denying the Company's allegations and also filed a cross-complaint against the Company for unspecified damages for alleged wrongdoing arising out of the license agreement with SGI. The Company denies the allegations and intends to vigorously defend itself.

  From time to time, the Company is subject to legal claims. Historically, the cost of resolution of the claims has not been significant. However, any adverse outcome to these or future lawsuits against the Company may result in a material adverse effect on the Company's financial condition.

10. Stockholders' Equity

  Common stock. In July 1996, the Company's Board of Directors and stockholders approved a two-for-one stock split payable in the form of a stock dividend to stockholders. All share and per share information has been adjusted to reflect this change.

  During October 1996, the Company sold 5.188 million shares of common stock in a public offering. Net proceeds from the sale were $186.4 million after deducting underwriting discounts, commissions, and other related expenses.

  Stock repurchase program. In April 1998, the Company's Board of Directors authorized the purchase of up to 6 million shares of the Company's common stock from time to time in the open market. The Company completed the repurchase of these 6 million shares by August 1998 for an aggregate cost of $98.4 million. In October 1998, the Company's Board of Directors authorized the purchase of an additional 6 million shares. As of March 31, 1999, the Company had repurchased approximately 1 million shares of its common stock under this program for an aggregate cost of $19.8 million.

  The stock repurchase program is intended to help offset the dilution resulting from shares issued under the Company's employee stock plans. The timing and size of any future stock repurchases are subject to market conditions, stock prices, and Company's cash position and other cash requirements going forward.

  Stock options. The Company provides equity incentives to employees and directors by means of incentive stock options and nonstatutory options which historically have been provided under various stock option plans. The Company now issues options from the Stock Option Plan for Directors, the 1997 Stock Option Plan, and the 1997 Supplemental Plan. Stock options generally vest over a period of four years. Under these plans, the Company may grant either nonstatutory or incentive stock options, and the option price per share cannot be less than 85% of fair value in the case of nonstatutory options, or 100% of fair value in the case of incentive stock options, determined on the date that the option is granted. Under these plans, the Company has reserved 17,857,700 shares for issuance at March 31, 1999. Options generally expire 10 years from the date of grant.

                         RATIONAL SOFTWARE CORPORATION

                                March 31, 1999


  Activity under the plans including options assumed by the Company in mergers (adjusted for exchange ratios) is summarized as follows:

                                                          Options Outstanding
                                                          ---------------------
                                                                      Weighted-
                                                Shares                 Average
                                              Available               Exercise
                                              for Grant    Options      Price
                                              ----------  ----------  ---------
Balance at March 31, 1996....................  2,528,664  10,273,708   $ 4.98
  Additional shares authorized...............  6,256,659         --       --
  Expiration of SQA option plans.............   (123,036)        --       --
  Granted.................................... (9,041,372)  9,041,372    26.82
  Exercised..................................        --   (2,697,828)    3.79
  Canceled...................................  1,279,053  (1,279,053)   19.74
  Expired or retired.........................   (235,009)        --       --
  Net transactions of SQA during the period
   from January 1, 1997,
   to March 31, 1997.........................   (94,385)      90,070    32.98
                                              ----------  ----------   ------
Balance at March 31, 1997....................    570,574  15,428,269   $17.08
  Net transactions of Pure Atria during the
   period from January 1, 1997, to March 31,
   1997......................................  1,611,351    (416,912)   25.65
  Additional shares authorized...............  4,350,000         --       --
  Granted.................................... (6,523,621)  6,523,621    13.71
  Exercised..................................        --   (2,056,891)   10.52
  Canceled...................................  1,910,661  (1,910,661)   20.41
  Expired or retired......................... (1,204,801)        --       --
                                              ----------  ----------   ------
Balance at March 31, 1998....................    714,164  17,567,426   $12.57
  Additional shares authorized...............  4,450,000         --       --
  Granted.................................... (6,138,937)  6,138,937    15.32
  Exercised..................................        --   (3,552,847)    7.95
  Canceled...................................  3,983,241  (3,983,241)   20.39
  Expired or retired......................... (1,321,043)        --       --
                                              ----------  ----------   ------
Balance at March 31, 1999....................  1,687,425  16,170,275   $12.63
                                              ==========  ==========   ======

  In November 1997, the Company entered into agreements with most of its employees to reprice (at the closing price for the Company's common stock on November 14, 1997, of $10.00) employees' stock options for an aggregate of approximately 6.9 million shares of common stock. In April 1998, the Company entered into agreements with certain executive officers to reprice (at the closing price for the Company's common stock on April 2, 1998, of $13.38) employee stock options for an aggregate of approximately 1.7 million shares of common stock. All employees participating in the repricing agreed to certain limitations on the disposition of repriced options. The foregoing table has not been adjusted for such repriced options.

                         RATIONAL SOFTWARE CORPORATION

                                March 31, 1999


  At March 31, 1999, options to purchase 4,872,497 shares of common stock were exercisable and unrestricted at a weighted-average exercise price of $12.21. At March 31, 1999, the range of options outstanding and exercisable is as follows:

                                                     Options Exercisable
                         Options Outstanding          and Unrestricted
                  --------------------------------- ---------------------
                               Weighted-
                                Average
                               Remaining  Weighted-             Weighted-
     Range of                 Contractual  Average               Average
     Exercise       Shares       Life     Exercise    Number    Exercise
      Prices      Outstanding   (years)     Price   Exercisable   Price
     --------     ----------- ----------- --------- ----------- ---------
   $0.09-$9.89     1,416,294     5.83      $ 4.40    1,116,191   $ 3.83
   $10.00          5,003,686     7.50       10.00      999,962    10.00
   $10.06-$10.38   1,143,530     8.55       10.36      238,196    10.35
   $10.48-$11.13   1,887,299     9.27       11.10      328,454    11.00
   $11.18-$12.31   1,078,659     8.63       11.57      247,249    11.51
   $13.37-$13.38   2,222,900     8.18       13.37      977,886    13.38
   $13.56-$21.69   2,071,510     9.15       17.43      307,842    16.16
   $21.69-$41.94   1,346,397     8.54       27.31      656,717    27.58
                  ----------     ----      ------    ---------   ------
                  16,170,275     8.10      $12.63    4,872,497   $11.65
                  ==========     ====      ======    =========   ======

  Employee Stock Purchase Plans. During fiscal 1999, all remaining shares previously approved by the stockholders for the "1994 Employee Stock Purchase Plan" were issued. In July 1998, the "1998 Employee Stock Purchase Plan" was approved by the shareholders with an initial 2 million shares reserved. Under both plans, substantially all employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of fair values as of the date of the employee's entrance into the plan or the end of each six month purchase period. Employees may elect to have up to 10% of their compensation withheld to purchase company stock, with a value not to exceed $25,000 in any calendar year. During fiscal 1999, approximately 853,000 shares were issued under the plans.

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

                                                       Year ended March 31,
                                                   -----------------------------
                                                   Stock Options       ESPP
                                                   -------------- --------------
                                                   1999 1998 1997 1999 1998 1997
                                                   ---- ---- ---- ---- ---- ----
   Expected life (in years)....................... 3.35 3.02 4.26 0.60 0.50 0.50
   Expected volatility............................ 0.72 0.60 0.55 0.67 0.60 1.02
   Risk-free interest rate........................ 5.21 5.80 6.36 5.15 5.54 5.38

                         RATIONAL SOFTWARE CORPORATION

                                March 31, 1999


  For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is amortized over the options' vesting period (for options) and the six-month purchase period (for stock purchases under the
ESPP). The Company's pro forma information is as follows (in thousands, except for per share amounts):

                                                      Year Ended March 31,
                                                    --------------------------
                                                     1999     1998      1997
                                                    ------- --------  --------
   Net income (loss):
     As reported................................... $59,249 $(38,273) $(49,611)
     Pro forma.....................................  13,635  (90,277)  (67,636)
   Basic net income (loss) per share:
     As reported................................... $  0.69 $  (0.44) $  (0.62)
     Pro forma.....................................    0.16    (1.03)    (0.85)
   Diluted net income (loss) per share:
     As reported................................... $  0.65 $  (0.44) $  (0.62)
     Pro forma.....................................    0.15    (1.03)    (0.85)

  The effects of applying FAS 123 in this pro forma disclosure are not indicative of future amounts. FAS 123 does not apply to awards made prior to 1995. Additional awards in future years are anticipated.

  The weighted-average fair value of options granted at market value during fiscal 1999, 1998, and 1997 was $7.76, $5.63, and $12.55 per share, respectively. The weighted-average fair value of employee stock purchase rights during fiscal 1999, 1998, and 1997 was $4.82, $4.17, and $4.65 per share, respectively.

                         RATIONAL SOFTWARE CORPORATION

                                 March 31, 1999


11. Income Taxes

  Income (loss) before income taxes and the provision for income taxes consist of the following (in thousands):

                                                          March 31,
                                                  ----------------------------
                                                    1999      1998      1997
                                                  --------  --------  --------
Income (loss) before income taxes:
  United States.................................. $ 51,372  $    424  $(17,743)
  Foreign........................................   33,270   (29,250)  (25,048)
                                                  --------  --------  --------
    Total........................................ $ 84,642  $(28,826) $(42,791)
                                                  ========  ========  ========
Provision for income taxes:
Current:
  Federal........................................ $  1,469  $  9,908  $    607
  State..........................................    3,120     2,220       896
  Foreign........................................    3,904     2,170     1,877
                                                  --------  --------  --------
    Total........................................ $  8,493  $ 14,298  $  3,380
                                                  --------  --------  --------
Deferred:
  Federal........................................ $(13,858) $ (5,988) $ (6,358)
  State..........................................   (1,263)     (375)      (32)
                                                  --------  --------  --------
    Total........................................ $(15,121) $ (6,363) $ (6,390)
                                                  --------  --------  --------
Charge in lieu of taxes attributable to employee
 stock plans..................................... $ 32,021       --   $  9,830
Charge in lieu of taxes resulting from initial
 recognition of acquired tax benefits that were
 allocated to reduce intangible assets related to
 the acquired entity.............................      --      1,512       --
                                                  --------  --------  --------
                                                  $ 25,393   $ 9,447   $ 6,820
                                                  ========  ========  ========

  The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate as a result of the following differences (in thousands):

                                                     Year Ended March 31,
                                                   ---------------------------
                                                    1999      1998      1997
                                                   -------  --------  --------
   Income tax provision (benefit) at the federal
    statutory rate...............................  $29,625  $(10,089) $(14,977)
   Tax benefit of net operating loss
    carryforwards................................   (7,027)  (19,260)   (6,361)
   Tax benefit of research credit carryforwards..   (3,000)      --        --
   Nondeductible charges for acquired in-process
    research and development.....................      --        --     19,879
   State income taxes (net of federal benefit)...    5,502     1,845       750
   Foreign taxes in excess of U.S. statutory
    rates........................................    1,333       651     1,700
   Nondeductible merger-related costs............      --      6,075     5,781
   Foreign losses not resulting in a U.S. tax
    benefit......................................      --     21,297       --
   Change in valuation allowance.................   (1,474)    7,562       315
   Other.........................................      434     1,366      (267)
                                                   -------  --------  --------
   Total.........................................  $25,393  $  9,447  $  6,820
                                                   =======  ========  ========

                         RATIONAL SOFTWARE CORPORATION

                                March 31, 1999


  Significant components of the Company's deferred tax assets are as follows (in thousands):

                                                                 March 31,
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
Deferred tax assets:
 Net operating loss carryforwards........................... $ 22,218  $  9,734
 Tax credit carryforwards...................................    6,865     5,850
 Allowances, reserves, and accrued expenses.................    9,240    21,706
 Property, equipment, and intangibles.......................    6,058     6,326
 Other......................................................    1,928     2,158
                                                             --------  --------
  Gross deferred tax assets.................................   46,309    45,774
  Less valuation allowance..................................  (11,100)  (31,023)
                                                             --------  --------
  Total deferred tax assets.................................   35,209    14,751
Deferred tax liabilities:
 Unremitted earnings of foreign subsidiaries................   (5,337)       --
                                                             --------  --------
Net deferred tax assets..................................... $ 29,872  $ 14,751
                                                             ========  ========

  The valuation allowance decreased by $19.9 million and $7.4 million in 1999 and 1998, respectively. In 1999, approximately $18.4 million of such decrease was attributable to the tax benefit associated with employee stock plans and was credited to additional paid-in capital.

  FASB Statement No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on the weight of available evidence, the Company has provided a valuation allowance against certain tax credit carryforwards and the future amortization of certain intangible assets. The Company will continue to evaluate the realizability of the deferred tax asset on a quarterly basis.

  At March 31, 1999, the Company had net operating loss carryforwards for federal income tax purposes of approximately $63.5 million that expire in 2001 through 2013. The Company also had tax credit carryforwards for federal and state purposes of approximately $5.6 million and $2 million, respectively, that expire in 2000 through 2012, if not utilized. As a result of various public offerings and business combinations, the Company and some of its acquired entities experienced an ownership change as defined in section 382 of the Internal Revenue Code. Due to the passing of time, the Company's net operating loss carryforwards and tax credit carryforwards are no longer subject to limitation.

                         RATIONAL SOFTWARE CORPORATION

                                March 31, 1999


12. Segment Information

  The Company has adopted FAS 131 for the fiscal year ended March 31, 1999. The Company's software products and related services are developed and marketed to support heterogeneous environments in a broad customer base. Management uses one measurement of profitability for its business within a single operating segment. The Company markets its software products and related services in the United States, Europe, and other parts of the world.

  Revenues and long-lived asset information are as follows (in thousands):

                                                         Year Ended March 31,
                                                      --------------------------
                                                        1999     1998     1997
                                                      -------- -------- --------
   Revenues:
     United States................................... $246,650 $203,810 $204,136
     Europe..........................................  121,848   82,202   56,398
     Other...........................................   43,318   24,658   17,334
                                                      -------- -------- --------
     Consolidated.................................... $411,816 $310,670 $277,868
                                                      ======== ======== ========
   Long-lived assets:
     United States................................... $ 60,178 $391,951 $424,520
     Europe..........................................    6,117   38,011   28,363
     Other...........................................    3,407   15,243    3,857
                                                      -------- -------- --------
     Consolidated.................................... $ 69,702 $445,205 $456,740
                                                      ======== ======== ========

  "Other" represents Canada, Latin America, and the Asia/Pacific region. Export sales out of the U.S. have been made primarily to customers in Europe, Australia, and Canada and represent less than 10% of U.S. revenues in all periods.

13. Quarterly Information (Unaudited)

  The following table presents unaudited quarterly operating results for each of the Company's eight quarters in the two-year period ended March 31, 1999. The quarters prior to the Company's merger with Pure Atria Corporation have been restated and presented on a combined basis as follows (in thousands, except per share amounts).

                                                    Quarter Ended
                                      -----------------------------------------
                                      June 30 September 30 December 31 March 31
                                      ------- ------------ ----------- --------
Fiscal 1999:
 Total revenues...................... $82,971   $94,656     $109,133   $125,056
 Gross margin........................  67,208    79,759       93,674    108,307
 Operating income....................   8,321    14,194       22,525     26,881
 Net income..........................   8,005    12,200       17,954     21,090
 Net income per share--basic.........    0.09      0.14         0.21       0.25
 Net income per share--diluted.......    0.09      0.14         0.20       0.23
Fiscal 1998:
 Total revenues...................... $66,148   $74,968     $ 82,306   $ 87,248
 Gross margin........................  50,865    61,052       65,612     70,076
 Operating income (loss).............   1,919   (69,386)       9,820     12,132
 Net income (loss)...................   5,128   (64,619)      10,368     10,850
 Net income (loss) per share--basic..     .06     (0.74)        0.12       0.12
 Net income (loss) per share--
  diluted............................     .06     (0.74)        0.11       0.12

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Reference is made to "election of directors" in the Company's proxy statement for the 1999 annual meeting of stockholders, incorporated by reference herein.

ITEM 11--EXECUTIVE COMPENSATION

  Reference is made to "executive compensation" and "performance graph" in the Company's proxy statement for the 1999 annual meeting of stockholders, incorporated by reference herein.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Reference is made to "beneficial ownership of common stock" in the Company's proxy statement for the 1999 annual meeting of stockholders, incorporated by reference herein.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Reference is made to "certain transactions" in the Company's proxy statement for the 1999 annual meeting of stockholders, incorporated by reference herein.

PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS

  See Item 8 of this Form 10-K.

  2. FINANCIAL STATEMENT SCHEDULES

  The following financial statement schedule of the Company for each of the years ended March 31, 1999, 1998, and 1997, is filed as part of this Form 10-K and should be read in conjunction with the consolidated financial statements and related notes thereto of the Company.

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

3. EXHIBITS

   Exhibit
   -------
   3.01    Certificate of Incorporation as amended through July 30, 1997, is incorporated herein by reference to Exhibit 3.1 filed with the
           Registrant's Form 10-Q dated November 14, 1997.
   3.02    Bylaws as amended through April 1998 is incorporated by reference to
           Exhibit 3.02 filed with the Registrant's Form 10-K dated June 1,
           1998.
   4.01    Reference is made to Exhibits 3.01 and 3.02.
   4.02    Specimen of Common Stock Certificate is incorporated by reference to
           Exhibit 4.06 filed with the Registrant's Amendment No. 1 to Form S-3
           Registration Statement on May 31, 1995 (File No. 33-91740).
   10.01   Relocation Agreement with David Bernstein is incorporated herein by reference to Exhibit 10 filed with the Registrant's Form 10Q dated
           November 14, 1997.
   10.02*  Form of Employment Agreement is incorporated herein by reference to
           Exhibit 10.03 filed with the Registrant's Form 10-K dated June 1,
           1998.
   10.03*  Form of Employment Agreement is incorporated herein by reference to
           Exhibit 10.04 filed with the Registrant's Form 10-K dated June 1,
           1998.
   10.04   Form of Stock Option Repricing Agreement is incorporated herein by reference to Exhibit 10.05 filed with the Registrant's Form 10-K dated June 1, 1998.
   10.05   Form of Director and Officer Indemnification Agreement incorporated herein by reference to Exhibit 10.1 filed with the Registrant's
           Registration Statement on Form S-4, dated January 17, 1997, as amended on January 17, 1997.
   10.6*   Rational Software Corporation Stock Option Plan for Directors is
           incorporated herein by reference to Exhibit 1 filed with the
           Registrant's Form 8-K Current Report dated October 2, 1996.
   10.7*   Form of Stock Option Agreements for the Rational Software
           Corporation Stock Option Plan for Directors is incorporated herein by reference to Exhibit 4.6 filed with the Registrant's Form S-8
           Registration Statement on September 18, 1995 (Registration No. 33-
           97042).
   21.01   Subsidiaries of the Registrant.
   23.01   Consent of Ernst & Young LLP, independent auditors.
   23.02   Consent of KPMG LLP.
   24.01   Power of attorney is contained on the signature pages of this registration statement.
   27.1    Annual financial data schedule.

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

Date: June 28, 1999

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

             Signature                           Title                    Date
             ---------                           -----                    ----
        /s/ Paul D. Levy             Chairman of the Board           June 28, 1999
____________________________________
            Paul D. Levy

      /s/ Michael T. Devlin          Chief Executive Officer and     June 28, 1999
____________________________________  Director
         Michael T. Devlin

     /s/ Timothy A. Brennan          Senior Vice President, Chief    June 28, 1999
____________________________________  Financial Officer, and
         Timothy A. Brennan           Secretary (principal
                                      financial officer and
                                      principal accounting
                                      officer)

      /s/ James S. Campbell          Director                        June 28, 1999
____________________________________
          James S. Campbell

     /s/ Daniel H. Case III          Director                        June 28, 1999
____________________________________
          Daniel H. Case III

      /s/ Leslie G. Denend           Director                        June 28, 1999
____________________________________
          Leslie G. Denend

      /s/ John E. Montague           Director                        June 28, 1999
____________________________________
          John E. Montague

    /s/ Allison R. Schleicher        Director                        June 28, 1999
____________________________________
        Allison R. Schleicher

                         RATIONAL SOFTWARE CORPORATION

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                   Years Ended March 31, 1999, 1998, and 1997
                                 (in thousands)

                                      Balance at                      Balance at
                                      Beginning                       Ending of
                                      of Period  Additions Deductions   Period
                                      ---------- --------- ---------- ----------
March 31, 1999
  Allowance for doubtful accounts....   $3,638    $  --     $  (412)    $3,226
March 31, 1998
  Allowance for doubtful accounts....   $4,001    $  664    $(1,027)    $3,638
March 31, 1997
  Allowance for doubtful accounts....   $2,124    $3,310    $(1,433)    $4,001

INDEX OF ATTACHED EXHIBITS

 21.01 Subsidiaries of Registrant.
 23.01 Consent of Ernst & Young LLP, Independent Auditors.
 23.02 Consent of KPMG LLP, Independent Auditors.
 27.1  Annual financial data schedule.

For documents incorporated by reference, see Item 14(a)(3) above.