Form 10-Q
period 1999-06-30
RATIONAL SOFTWARE CORP
filed 1999-08-13
CIK 722056

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

        For the quarterly period ended June 30, 1999

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

                              Yes  [X]             No   [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
          COMMON STOCK, PAR VALUE                   87,144,049
              $.01 PER SHARE
                  (Class)            (Shares outstanding on July 30, 1999)
===============================================================================

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


PART II -- OTHER INFORMATION

Item 1 --  Legal Proceedings..........................................

Item 6 --  Exhibits and Reports on Form 8-K...........................

SIGNATURE.............................................................

Item 1 -- Condensed Consolidated Financial Statements

                         RATIONAL SOFTWARE CORPORATION
                     Condensed Consolidated Balance Sheets
                    (in thousands, except per share amounts)

                                                     June 30,       March 31,
                                                     1999           1999
                                                     ------------   ------------
                                                     (unaudited)      (Note A)
                         ASSETS
            -------------------------------------
Current assets:
 Cash and cash equivalents....................           $71,335        $59,965
 Short-term investments.......................           198,911        199,865
 Accounts receivable, net.....................            87,185         92,367
 Prepaid expenses and other assets............            22,881         22,881
 Deferred tax assets..........................            11,222          9,176
                                                     ------------   ------------
Total current assets..........................           391,534        384,254
                                                     ------------   ------------
Property and equipment, at cost:
 Computer, office and manufacturing equipment.            77,571         74,867
 Office furniture.............................            10,935         10,535
 Leasehold improvements.......................            11,132         10,905
                                                     ------------   ------------
                                                          99,638         96,307
 Accumulated depreciation and amortization....           (54,624)       (50,862)
                                                     ------------   ------------
Property and equipment, net...................            45,014         45,445
Other assets, net.............................            23,577         24,257
                                                     ------------   ------------
Total assets..................................          $460,125       $453,956
                                                     ============   ============

             LIABILITIES AND STOCKHOLDERS' EQUITY
            -------------------------------------
Current liabilities:
 Accounts payable.............................           $11,496        $13,848
 Accrued employee benefits....................            16,391         27,212
 Income taxes payable.........................            25,440         19,652
 Other accrued expenses.......................            15,210         16,334
 Current portion of accrued merger and
   integration expenses.......................             1,428          2,619
 Deferred revenue.............................            76,495         76,223
                                                     ------------   ------------
Total current liabilities.....................           146,460        155,888

Accrued rent..................................               841            896
Long-term accrued merger and integration
 expenses.....................................             2,400          2,800
                                                     ------------   ------------
Total liabilities.............................           149,701        159,584
                                                     ------------   ------------

Commitments and contingencies

Stockholders' equity:
 Common stock, $0.01 par value, 150,000
  shares authorized...........................               951            933
 Additional paid-in capital...................           589,683        562,742
 Treasury stock...............................          (143,435)      (119,488)
 Accumulated deficit..........................          (131,320)      (146,013)
 Cumulative translation adjustment............            (5,455)        (3,802)
                                                     ------------   ------------
Total stockholders' equity....................           310,424        294,372
                                                     ------------   ------------
Total liabilities and stockholders' equity....          $460,125       $453,956
                                                     ============   ============

Note A:  The balance sheet at March 31, 1999 has been derived from the audited
------ financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principal for complete financial statements.

   See accompanying notes to condensed consolidated financial statements.

                         RATIONAL SOFTWARE CORPORATION
                Condensed Consolidated Statements of Operations
              (in thousands, except per share amounts, unaudited)

                                       Three Months Ended
                                            June 30,
                                      -------------------
                                         1999      1998
                                      --------- ---------
Net product revenue................    $72,415   $49,994
Consulting and support revenue.....     45,008    32,977
                                      --------- ---------
    Total revenue..................    117,423    82,971
                                      --------- ---------

Cost of product revenue............      6,010     6,446
Cost of consulting and support
  revenue..........................     11,613     9,317
                                      --------- ---------
    Total cost of revenue..........     17,623    15,763
                                      --------- ---------
Gross margin.......................     99,800    67,208
                                      --------- ---------
Operating expenses:
  Research and development.........     22,525    15,615
  Sales and marketing..............     49,361    36,465
  General and administrative.......     10,091     6,807
                                      --------- ---------
    Total operating expenses.......     81,977    58,887
                                      --------- ---------
    Operating income (loss)........     17,823     8,321
Other income, net..................      2,584     3,115
                                      --------- ---------
    Income (loss) before
     income taxes..................     20,407    11,436

Provision for income taxes.........      5,714     3,431
                                      --------- ---------
Net income (loss)..................    $14,693    $8,005
                                      ========= =========
Net income  per common
  share - basic....................      $0.17     $0.09

Shares used in computing per
  share amounts - basic............     86,527    87,867

Net income per common
  share - diluted..................      $0.16     $0.09

Shares used in computing per
  share amounts - diluted..........     94,104    92,859

   See accompanying notes to condensed consolidated financial statements.

                         RATIONAL SOFTWARE CORPORATION
                 Condensed Consolidated Statement of Cash Flows
                           (in thousands, unaudited)

                                                           Three Months Ended
                                                                  June 30
                                                         ----------------------
                                                            1999        1998
                                                         ----------  ----------
Cash flows from operating activities:
   Net income..........................................    $14,693      $8,005
   Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization.....................      5,320       5,037
     Tax benefits of stock option exercises............         --          --
     Changes in operating assets and liabilities:
       Accounts receivable.............................      5,182      12,797
       Prepaids and other, net.........................     (2,046)        785
       Accounts payable................................     (2,352)     (3,758)
       Accrued employee benefits and other accrued
          expenses.....................................    (11,982)    (12,404)
       Income taxes payable............................      5,788         519
       Accrued merger and integration expenses.........     (1,591)     (8,216)
       Deferred revenue................................        272         985
                                                         ----------  ----------
Net cash provided by operating activities..............     13,284       3,750
                                                         ----------  ----------
Cash flows from investing activities:
   Purchase of short-term investments..................    (95,777)    (88,717)
   Maturities and sales of short-term investments......     96,731     121,790
   Purchases of property and equipment.................     (4,092)     (5,138)
   Net change in other assets..........................       (117)         --
                                                         ----------  ----------
Net cash provided (used in) by investing activities....     (3,255)     27,935
                                                         ----------  ----------
Cash flows from financing activities:
   Principal payments under long-term debt
     and capital lease obligations.....................        (18)        (32)
   Net proceeds from issuance of common stock..........     26,959       4,891
   Repurchases of common stock.........................    (23,947)    (50,197)
                                                         ----------  ----------
Net cash provided by (used in) financing activities....      2,994     (45,338)
                                                         ----------  ----------
Effect of changes in foreign currency exchange
 rate on cash..........................................     (1,653)        359
                                                         ----------  ----------
Net increase (decrease) in cash and cash equivalents...     11,370     (13,294)
Cash and cash equivalents at beginning of period.......     59,965     126,229
                                                         ----------  ----------
Cash and cash equivalents at end of period.............    $71,335    $112,935
                                                         ==========  ==========

     See accompanying notes to condensed consolidated financial statements.

                   RATIONAL SOFTWARE CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION -- The consolidated financial information included herein has been prepared without an audit and in accordance with the Company's accounting policies, as described in its latest annual report filed with the Securities and Exchange Commission on Form 10-K. In the opinion of management, all adjustments, which consist only of normal recurring adjustments necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the interim periods presented have been made. As permitted by Form 10-Q, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Operating results for the period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2000.

2. ACCOUNTS RECEIVABLE - Accounts receivable are presented net of an allowance for doubtful accounts of $3,167,000 at June 30, 1999 and $3,226,000 at March 31, 1999.

3. NET INCOME PER COMMON SHARE - The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

(in thousands, except per share amounts)
                                       Three Months Ended
                                            June 30,
                                      -------------------
                                      1999      1998
                                      --------- ---------
Numerator:
  Net income (loss).................   $14,693    $8,005
Denominator:
  Denominator for basic net income
  (loss) per share - weighted
  average shares....................    86,527    87,867
  Incremental common shares
  attributable to shares issuable
  under employee stock plans........     7,577     4,992
                                      --------- ---------
  Denominator for diluted net
  income (loss) per share -
  weighted average shares and
  assumed conversions...............    94,104    92,859
                                      ========= =========
Net income (loss) per share - basic.     $0.17     $0.09
                                      ========= =========
Net income (loss) per share -
  diluted...........................     $0.16     $0.09
                                      ========= =========

4. COMPREHENSIVE INCOME - As of April 1, 1998 the Company adopted
Statement of Financial Accounting Standards No. 130 (SFAS 130),
"Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign translation adjustments, which have been included in stockholders' equity and excluded from net income, to be included in comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

For the three months ended June 30, 1999, total comprehensive income amounted to approximately $13,040,000 compared to a comprehensive income of $8,364,000 for the same period last year.

5. RECENT PRONOUNCEMENTS - In June 1998, the Financial Accounting
Standards Board issued Statement No. 133, "Accounting for
Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 2000. Because of the Company's limited use of derivatives, management does not anticipate that the adoption of the new statement will have a significant effect on earnings or the financial position of the Company.

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

Beginning on October 10, 1997, a number of purported securities class actions were filed against the Company, two of its officers, and Cowen & Company. The cases were consolidated into one matter, Rational Software Corporation, et al., No. C 97-03740 (N.D. Cal.), pending in the United States District Court for the Northern
District of California. The consolidated amended complaint alleges that defendants violated Sections 10(b) and 20A of the Securities
Exchange Act of 1934 through the selective disclosure of material inside information regarding the Company's prospects and seeks unspecified damages on behalf of a class of stockholders who purchased the Company's common stock on October 8, 1997. The Court granted with leave to amend defendants motion to dismiss the Consolidated Amended Complaint. Plaintiffs' obligation to file a second amended complaint has been stayed pending resolution of a discovery dispute. The Company believes the action is without merit and will continue to defend the case vigorously.

7. STOCK REPURCHASE - Under a program approved in October 1998, the
Company is authorized to repurchase up to 6 million shares of its common stock from time to time in the open market. In the quarter ended June 30, 1999 the Company repurchased 822,500 shares of its common stock for a total cash outlay of approximately $23.9 million.
A purpose of the stock repurchase program is to offset the dilution resulting from shares issued under the Company's employee option and purchase plans. The timing and size of any future stock repurchases are subject to market conditions, stock prices, the Company's cash position and other cash requirements going forward.
















































Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations include "forward looking" statements within the meaning of Sections 27A of the Securities Act of 1993 and 21E of the Securities and Exchange Act of 1934, as amended, including statements about international revenue and the Company's readiness for the Year 2000, and are subject to the safe harbor created by those sections. The actual future results of the Company could differ materially from those projected in the forward looking statements. For a discussion of certain factors that could cause actual results to differ materially from those projected by the forward looking information see "Factors That May Affect Future Results," at the end of this Item 2.

The Company's revenue is derived from product license fees and charges for services, including technical consulting, training, and customer support. In accordance with generally accepted accounting principles, the Company generally recognizes software license revenues when a customer purchase order has been received and accepted, the software product has been shipped, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable. Revenue from consulting and training is recognized when earned. The Company's license agreements generally do not provide a right of return, and reserves are maintained for potential credit losses, of which historically there have been only immaterial amounts.


Comparative Analysis of Operating Results for the Three Months Ended
June 30,  1998

Total revenue increased 42% for the three month period ended June 30, 1999 from the comparable prior year period. Net product revenue and consulting and support revenue increased 45% and 36%, respectively, for the three month period ended June 30, 1999 from the comparable prior year period. This increase reflects continued strong customer acceptance across the majority of the Company's products and services.

International revenue from product sales and consulting and customer support accounted for 42% of total revenue for the three month period ended June 30, 1999, and 34% for the comparable prior year period. The
Company expects international sales to continue to account for a major portion of total revenue in future periods, although the percentage of international revenues could fluctuate from period to period due to economic or other factors in international regions. The Company's international sales are principally priced in local currencies. The
Company enters into short-term forward currency contracts to hedge against the impact of foreign currency exchange rate fluctuations on balance sheet exposures denominated in currencies other than the functional currency of the Company or its subsidiaries. The total amount of these contracts is approximately offset by the underlying assets and liabilities denominated in non-functional currencies and such contracts are carried at fair market value. The associated gains and losses were not material to the Company's results of operations in any period presented. See Risks Associated with International
Operations.

Cost of product revenue consists principally of materials, packaging and freight, amortization of developed technology and royalties. These costs represented 8% of total product revenue for the three month period ended June 30, 1999, as compared to 13% for the comparable prior year period. The decrease in product cost as a percentage of certain product revenue was due mainly to a higher level of materials cost associated with new product releases in fiscal 1999.

Cost of consulting and support revenue consists principally of personnel costs for training, consulting and customer support. Cost of consulting and support increased 25% for the three month period ended
June 30, 1999 from the comparable prior year period. These costs represented 26% of total consulting and support revenue for the three month period ended June 30, 1999 as compared to 28% for the comparable prior year period. The decrease in cost as a percentage of related revenue is primarily due to the impact of a relatively fixed support cost base servicing increased revenues.

Total expenditures for research and development increased 44% for the three month period ended June 30, 1999 from the comparable prior year period. These costs represented 19% of total revenue for the three month periods ended June 30, 1999 and 1998. The increase in expenditures for research and development is due primarily to the cost of additional personnel and related costs, and additional investment in department infrastructure incurred to maintain and enhance existing products as well as develop new products.

Sales and marketing expenses increased 35% for the three month period ended June 30, 1999 from the comparable prior year period. These costs represented 42% of total revenue for the three month period ended June
30, 1999 compared to 44% for the same period last year. The increase in sales and marketing expenses reflects the additional personnel and related costs, and additional investment in department infrastructure required to expand Rational's sales channels, to penetrate new markets, and to increase its market share in core markets, which were offset by corresponding increases in revenue.

General and administrative expense increased 48% for the three month period ended June 30, 1999 from the comparable prior year period.
These costs represented 9% of total revenue for the three month period ended June 30, 1999 as compared to 8% for the comparable prior year period. The increase in general and administrative expense is due to increased investment in the Company's information technology infrastructure needed to support the growing requirements of the Company.

Other income, net consists primarily of interest income, interest expense and gains and losses due to fluctuations in foreign currency exchange rates. Other income has fluctuated as a result of the amount of cash available for investment in interest-bearing instruments and from fluctuations in foreign currency exchange rates. Other income, net decreased $531,000 for the three month period ended June 30, 1999 from the comparable prior year period. The current year decrease is due primarily to a lower average amount of invested cash resulting from repurchase of company stock during the quarter combined with an increase in tax free investments.

The provision for income taxes for the three month period ended June
30, 1999 is based on the estimated annual effective tax rate applied to the profit before income taxes and includes federal, state and foreign income taxes. The effective tax rates for fiscal 2000 and 1999 differ from the federal statutory rate primarily as a result of international income subject to a lower overall tax rate, investment in tax exempt securities, and research credits. The effective tax rate for fiscal
2000 decreased from fiscal 1999 as a result of increased investment in tax exempt securities and increased international income subject to lower overall rates.

Liquidity and Capital Resources at June 30, 1999

As of June 30, 1999, the Company had cash, cash equivalents and short-term investments of $270.2 million and working capital of $245.1 million. Net cash provided by operating activities for the period ended June 30, 1999 was composed primarily of operating income, a decrease in accounts receivable and an increase in taxes payable, offset by a decrease in accrued employee benefits and other accrued expenses, accrued merger costs, accounts payable and an increase in prepaid expenses. Net cash used by investing activities resulted primarily from an increase in capital expenditures. Net cash provided in financing activities resulted primarily from the issuance of common stock under the Employee Stock Purchase Plan and the exercise of employee stock options offset by the repurchase of common stock.

Under a program approved in October 1998, the Company is authorized to repurchase up to 6 million shares of its common stock from time to time in the open market. In the quarter ended June 30, 1999 the Company repurchased 822,500 shares of its common stock for a total cash outlay of approximately $23.9 million. A purpose of the stock repurchase program is to offset the dilution resulting from shares issued under the Company's employee option and purchase plans. The timing and size of any future stock repurchases are subject to market conditions, stock prices and the Company's cash position and other cash requirements going forward.

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

With respect to its most critical internal IT systems, consisting of accounting, data processing, and other systems, the Company has completed the Inventory, Assessment, Remediation, and Implementation phases in the course of introducing new systems and system upgrades to support the Company's recent rapid growth. No such system implementations were undertaken or accelerated for the sole purpose of becoming year 2000 compliant, and it is not practicable to identify any incremental costs related to year 2000 compliance involved in these system implementations. As an additional precautionary measure, the Company is conducting parallel testing of the primary accounting and sales tracking systems in the three months ending September 30, 1999.

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

The Company is currently evaluating year 2000 related contingency plans. The Company plans to complete contingency planning with respect to noncritical IT and non-IT embedded systems by September 1999. The
Company is not yet able to evaluate the overall cost of contingency plans.

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

Statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to the market for software and high-technology company stocks or relating to Rational specifically have resulted, and could in the future result, in an immediate and adverse effect on the market price of Rational's common stock. Statements by financial or industry analysts regarding the extent of the dilution in Rational's net income per share resulting from operating results, mergers, or other developments and the extent to which such analysts expect potential business synergies to offset such dilution can be expected to contribute to volatility in the market price of Rational's common stock. In addition, in recent years the stock market in general, and the shares of technology companies in particular, have experienced extreme price fluctuations. This volatility has had a substantial effect on the market prices of securities issued by many companies, including Rational, in certain cases for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of Rational's common stock.


Dependence on Market Growth for Sophisticated Development Tools

Rational's future growth and financial performance will depend in part on broad acceptance of off-the-shelf products that address critical elements of the software development process including requirements management, modeling, testing, configuration and change management. Sales of such products may not continue to grow, or the Company may be unable to respond effectively to evolving customer requirements. The number of software developers using Rational's products is relatively small compared with the number of developers using more traditional technology and products, or manual approaches.
The adoption of the Company's products by software developers who have traditionally used other technology requires reorientation to significantly different approaches to development. Customers may rely on internally developed tools instead of off-the-shelf products, or customers may rely on manual approaches instead of automated tools that require up-front capital investment. The acceptance of the Company's products, therefore, may not expand beyond sophisticated software developers. Furthermore, potential customers may be unwilling to make the investment required to retrain software developers to build software using the Company's products rather than traditional techniques. Many of Rational's customers have purchased only small quantities of the Company's products, and these or new customers may decide not to broadly implement or purchase additional units of such products.


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


Expansion of Product Lines; Dependence on New Product Introductions

The Company believes that its continued success will depend in part on its ability to provide a tightly integrated line of software application-development tools, as well as integrated product suites and bundles, that support software development for a number of implementation languages. This will require the Company to continue to modify and enhance its current products and to continue to develop, introduce, and integrate new products. The Company believes its continued success will become increasingly dependent on its ability to support both the Microsoft platform (including the Windows 95, Windows
98, and Windows NT operating systems) and the IBM platform. The Company also believes its continued success will become increasingly dependent on its ability to support Web-based development of business-critical applications using the latest technologies. The Company believes that it will be particularly important to successfully develop and market a broader line of products for C++, Visual Basic, Java, Visual Java++,
Java Beans, and other implementation languages in order to be successful in its efforts to broaden its customer base and further increase its share in its existing market segments. The Company also believes that, over time, its products must be extended to continually support the rapidly changing standards and technologies used in the development of Web-based applications, as well as off-the-shelf products from companies such as SAP, Oracle, and PeopleSoft.
The Company may be unable to successfully develop and market such a broad line of products, or may encounter unexpected difficulties and delays in integrating new products with existing product lines.

Rational has plans to introduce new products and enhanced versions of current products during the next few fiscal quarters. Delay in the start of shipment of new, enhanced, or integrated products, suites, and bundles would have an adverse effect on the Company's revenues, gross profit, and operating income. As a result of Rational's business alliances with Microsoft and IBM, certain of Rational's new product releases are expected to be tightly integrated with new releases of certain Microsoft and IBM products or development environments. To the extent that scheduled product releases from strategic partners are delayed, there could be a material adverse effect on Rational's revenues from related products.

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

Rational faces competition from, among others, Aonix, Compaq, Computer Associates, Compuware, Continuus Software Corporation, Cyrano,
GEC-Marconi, Green Hills Software, Hewlett Packard, IBM, Merant, plc
(formerly Intersolv, Inc.), Mercury Interactive Corporation, Microsoft,
Oracle, Mortice Kern Systems (MKS), Perforce Software, Platinum
Technology, Inc., Segue Software, Inc., Select Software Tools plc, SGI,
SQL Software LTD..StarBase Corporation, Sterling Software, Inc, Sun
Microsystems, Sybase Inc., Teradyne, and True Software, as well as numerous other public and privately held software application development and tools suppliers. The Company expects additional competition from other established and emerging companies.

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

In addition, rapid growth of, interest in, and use of Internet and intranet environments is still evolving. The Company's success may depend, in part, on the compatibility of its products with Internet and intranet applications. The Company may fail to effectively adapt its products for use in Internet or intranet environments, or to produce competitive Internet and intranet applications.

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


Dependence on Strategic Relationships and Business Alliances

Rational's development, marketing, and distribution strategies rely increasingly on its ability to form long-term strategic relationships with major software and hardware vendors, many of whom are substantially larger than Rational. These business relationships often consist of cooperative marketing programs, joint customer seminars, lead referrals, or joint development projects. Although certain aspects of some of these relationships are contractual in nature, many important aspects of these relationships depend on the continued cooperation of each party with Rational. Merger activity may disrupt these relationships or activities, and certain partners may reassess the value of their relationship with Rational as a result of such merger activity. Divergence in strategy between Rational and any given partner, a change in focus by any given partner, or competitive product offerings introduced by any given partner may interfere with Rational's ability to develop, market, sell, or support its products, which in turn would have a material adverse effect on Rational's business, results of operations, and financial condition.

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


Management of Growth

Rational has experienced rapid growth and the Company is experiencing a period of aggressive product introductions that have placed, and may continue to place, a significant strain on its financial, operational, management, marketing, and sales systems and resources, including its personnel. Projects such as the expansion of or enhancements to product lines, efforts to address broader markets and to expand distribution channels, numerous acquisitions as described in "Risks Associated with Acquisitions," and business alliances such as the arrangement between Rational and Microsoft or Rational and IBM, when added to the day-to-day activities of Rational, have placed and will continue to place further strain on management resources and personnel. If Rational's management is unable to effectively manage growth, its business, competitive position, results of operations, and financial condition will be materially and adversely affected.

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


Risks Associated with International Operations

International sales accounted for approximately 40%, 34%, and 27% of Rational's revenues in fiscal 1999, 1998, and 1997, respectively and represented 42% for the three months ended June 30, 1999. Rational expects that international sales will continue to account for a significant portion of the Company's revenues in future periods.
International sales are subject to inherent risks, including unexpected changes in regulatory requirements and tariffs, unexpected changes in global economic conditions, difficulties in staffing and managing foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax consequences, price controls or other restrictions on foreign currency, difficulties in obtaining export and import licenses, costs of localizing products for certain markets, lack of acceptance of localized products in international markets, and the effects of high local wage scales and other expenses. Any material adverse effect on the Company's international business would be likely to materially and adversely affect the Company's business, operating results, and financial condition as a whole.

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


Risks of Litigation

Competitors and potential competitors may resort to litigation as a means of competition. Such litigation or other legal disputes may be costly and may expose the Company to claims that it may not have anticipated. In the past, Rational has instituted litigation against several companies. Although patent and intellectual property disputes in the software area have often been settled through licensing, cross-licensing, or similar arrangements, costs associated with such arrangements may be substantial. The Company has recently been a party to securities litigation. The matter was dismissed, but there is a possibility that the plaintiffs in that matter may file an amended complaint. Any litigation involving the Company, whether as plaintiff or defendant, regardless of the outcome, may result in substantial costs and expenses to the Company and significant diversion of effort by the Company's technical and management personnel. In addition, there can be no assurance that litigation, instituted either by or against the Company, will not be necessary to resolve issues that may arise from time to time in the future. Any such litigation could have a material adverse effect on the Company's business, operating results, and financial condition.

Rational expects that software product developers will be increasingly subject to infringement claims as the number of products and competitors grows and the functionality of products in different industry segments overlaps. Third parties may assert infringement claims against the Company in the future and such claims may or may not be successful. The Company could incur substantial costs in defending itself and its customers against any such claims. Parties making such claims may be able to obtain injunctive or other equitable relief that could effectively block the Company's ability to sell its products in the United States and abroad and could result in an award of substantial damages. In the event of a claim of infringement, the Company and its customers may be required to obtain one or more licenses from third parties. There can be no assurance that the Company or its customers could obtain necessary licenses from third parties at a reasonable cost or at all. Defense of any lawsuit or failure to obtain any such required license would have a material adverse effect on the Company's business, results of operations, and financial condition. See also "Item 1-Legal Proceedings."


Deferred Tax Assets

Based on the weight of available evidence, which includes the Company's historical operating performance and the reported cumulative net loss for the prior three years, the Company has provided a valuation against certain deferred tax assets for the "more likely than not" criteria for recognition which has not been met.


PART II  --  OTHER INFORMATION

ITEM 1 - Legal Proceedings

Beginning on October 10, 1997, a number of purported securities class actions were filed against the Company, two of its officers, and Cowen
& Company.  The cases were consolidated into one matter,Rational
Software Corporation, et al., No. C 97-03740 (N.D. Cal.), pending in the United States District Court for the Northern District of
California. The consolidated amended complaint alleges that defendants violated Sections 10(b) and 20A of the Securities Exchange Act of 1934 through the selective disclosure of material inside information regarding the Company's prospects and seeks unspecified damages on behalf of a class of stockholders who purchased the Company's common stock on October 8, 1997. The Court granted with leave to amend defendants motion to dismiss the Consolidated Amended Complaint.
Plaintiffs' obligation to file a second amended complaint has been stayed pending resolution of a discovery dispute. The Company believes the action is without merit and will continue to defend the case vigorously.

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


                                        August 13, 1999


