Form 10-Q
period 1999-09-30
RATIONAL SOFTWARE CORP
filed 1999-11-12
CIK 722056

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

        For the quarterly period ended September 30, 1999

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

                              Yes  [X]             No   [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
          COMMON STOCK, PAR VALUE                   87,333,456
              $.01 PER SHARE
                  (Class)            (Shares outstanding on October 29, 1999)
===============================================================================

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

           Condensed Consolidated Statements of Operations............

           Condensed Consolidated Statements of Cash Flows............

           Notes to Condensed Consolidated Financial Statements.......

Item 2 --  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................

Item 3 --  Quantitative and Qualitative Disclosures about Market Risk.


PART II -- OTHER INFORMATION

Item 1 --  Legal Proceedings..........................................

Item 4 --  Submission of Matters to a Vote of Security Holders........

Item 6 --  Exhibits and Reports on Form 8-K...........................

SIGNATURE.............................................................

Item 1 -- Condensed Consolidated Financial Statements

                         RATIONAL SOFTWARE CORPORATION
                     Condensed Consolidated Balance Sheets
                    (in thousands, except per share amounts)

                                                     September 30,  March 31,
                                                     1999           1999
                                                     ------------   ------------
                                                     (unaudited)      (Note A)
                         ASSETS
            -------------------------------------
Current assets:
 Cash and cash equivalents....................           $81,175        $59,965
 Short-term investments.......................           185,256        199,865
 Accounts receivable, net.....................           100,706         92,367
 Prepaid expenses and other assets............            22,881         22,881
 Deferred tax assets..........................            15,824          9,176
                                                     ------------   ------------
Total current assets..........................           405,842        384,254
                                                     ------------   ------------
Property and equipment, at cost:
 Computer, office and manufacturing equipment.            75,358         74,867
 Office furniture.............................            11,966         10,535
 Leasehold improvements.......................            11,739         10,905
                                                     ------------   ------------
                                                          99,063         96,307
 Accumulated depreciation and amortization....           (52,920)       (50,862)
                                                     ------------   ------------
Property and equipment, net...................            46,143         45,445
Other assets, net.............................            22,833         24,257
                                                     ------------   ------------
Total assets..................................          $474,818       $453,956
                                                     ============   ============

             LIABILITIES AND STOCKHOLDERS' EQUITY
            -------------------------------------
Current liabilities:
 Accounts payable.............................            $9,167        $13,848
 Accrued employee benefits....................            21,494         27,212
 Income taxes payable.........................            32,821         19,652
 Other accrued expenses.......................            22,759         16,334
 Current portion of accrued merger and
   integration expenses.......................             1,325          2,619
 Deferred revenue.............................            80,566         76,223
                                                     ------------   ------------
Total current liabilities.....................           168,132        155,888

Accrued rent..................................               811            896
Long-term accrued merger and integration
 expenses.....................................             1,700          2,800
                                                     ------------   ------------
Total liabilities.............................           170,643        159,584
                                                     ------------   ------------

Commitments and contingencies

Stockholders' equity:
 Common stock, $0.01 par value, 150,000
  shares authorized...........................               959            933
 Additional paid-in capital...................           599,253        562,742
 Treasury stock...............................          (180,851)      (119,488)
 Accumulated deficit..........................          (111,995)      (146,013)
 Cumulative translation adjustment............            (3,191)        (3,802)
                                                     ------------   ------------
Total stockholders' equity....................           304,175        294,372
                                                     ------------   ------------
Total liabilities and stockholders' equity....          $474,818       $453,956
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

                         RATIONAL SOFTWARE CORPORATION
                Condensed Consolidated Statements of Operations
              (in thousands, except per share amounts, unaudited)

                                        Three Months Ended  Six Months Ended
                                          September 30,       September 30,
                                      --------- --------- --------- ---------
                                      1999      1998      1999      1998
                                      --------- --------- --------- ---------
Net product revenue................    $77,782   $57,708  $150,197  $107,702
Consulting and support revenue.....     50,379    36,948    95,387    69,925
                                      --------- --------- --------- ---------
    Total revenue..................    128,161    94,656   245,584   177,627
                                      --------- --------- --------- ---------

Cost of product revenue............      5,709     4,635    11,719    11,081
Cost of consulting and support
  revenue..........................     13,287    10,262    24,900    19,579
                                      --------- --------- --------- ---------
    Total cost of revenue..........     18,996    14,897    36,619    30,660
                                      --------- --------- --------- ---------
Gross margin.......................    109,165    79,759   208,965   146,967
                                      --------- --------- --------- ---------
Operating expenses:
  Research and development.........     23,084    16,651    45,609    32,266
  Sales and marketing..............     51,165    39,913   100,526    76,378
  General and administrative.......     10,520     9,001    20,611    15,808
                                      --------- --------- --------- ---------
    Total operating expenses.......     84,769    65,565   166,746   124,452
                                      --------- --------- --------- ---------
    Operating income...............     24,396    14,194    42,219    22,515
Other income, net..................      2,445     3,234     5,029     6,349
                                      --------- --------- --------- ---------
    Income before income
      taxes........................     26,841    17,428    47,248    28,864

Provision for income taxes.........      7,516     5,228    13,230     8,659
                                      --------- --------- --------- ---------
Net income.........................    $19,325   $12,200   $34,018   $20,205
                                      ========= ========= ========= =========
Net income  per common
  share - basic....................      $0.22     $0.14     $0.39     $0.23

Shares used in computing per
  share amounts - basic............     86,890    85,046    86,709    86,456

Net income per common
  share - diluted..................      $0.21     $0.14     $0.36     $0.22

Shares used in computing per
  share amounts - diluted..........     93,948    89,810    94,026    91,334

   See accompanying notes to condensed consolidated financial statements.

                         RATIONAL SOFTWARE CORPORATION
                 Condensed Consolidated Statement of Cash Flows
                           (in thousands, unaudited)

                                                             Six Months Ended
                                                               September 30
                                                         ----------------------
                                                         1999        1998
                                                         ----------  ----------
Cash flows from operating activities:
   Net income..........................................    $34,018     $20,205
   Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization.....................     11,019      10,120
     Tax benefits of stock option exercises............         --       6,000
     Changes in operating assets and liabilities:
       Accounts receivable.............................     (8,339)     10,726
       Prepaids and other, net.........................     (6,648)        611
       Accounts payable................................     (4,681)     (1,194)
       Accrued employee benefits and other accrued
          expenses.....................................        622      (9,991)
       Income taxes payable............................     13,169        (385)
       Accrued merger and integration expenses.........     (2,394)    (12,462)
       Deferred revenue................................      4,343       5,919
                                                         ----------  ----------
Net cash provided by operating activities..............     41,109      29,549
                                                         ----------  ----------
Cash flows from investing activities:
   Purchase of short-term investments..................   (132,899)   (100,069)
   Maturities and sales of short-term investments......    147,508     138,264
   Purchases of property and equipment.................    (10,091)    (13,959)
   Net change in other assets..........................       (202)       (573)
                                                         ----------  ----------
Net cash provided by investing activities..............      4,316      23,663
                                                         ----------  ----------
Cash flows from financing activities:
   Net proceeds from issuance of common stock..........     36,537       7,182
   Repurchases of common stock.........................    (61,363)    (98,385)
                                                         ----------  ----------
Net cash used in financing activities..................    (24,826)    (91,203)
                                                         ----------  ----------
Effect of changes in foreign currency exchange
 rate on cash..........................................        611         485
                                                         ----------  ----------
Net increase (decrease) in cash and cash equivalents...     21,210     (37,506)
Cash and cash equivalents at beginning of period.......     59,965     126,229
                                                         ----------  ----------
Cash and cash equivalents at end of period.............    $81,175     $88,723
                                                         ==========  ==========

     See accompanying notes to condensed consolidated financial statements.

                         RATIONAL SOFTWARE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION -- The consolidated financial information included herein has been prepared without an audit and in accordance with the Company's accounting policies, as described in its latest annual report filed with the Securities and Exchange Commission on Form 10-K. In the opinion of management, all adjustments, which consist only of normal recurring adjustments necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the interim periods presented, have been made. As permitted by Form 10-Q, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Operating results for the period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2000.

2. ACCOUNTS RECEIVABLE - Accounts receivable are presented net of an allowance for doubtful accounts of $3,032,000 at September 30, 1999 and $3,226,000 at March 31, 1999.

3. NET INCOME PER COMMON SHARE - The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

(in thousands, except per share amounts)
                                        Three Months Ended  Six Months Ended
                                          September 30,       September 30,
                                      ------------------- --------- ---------
                                      1999      1998      1999      1998
                                      --------- --------- --------- ---------
Numerator:
  Net income .......................   $19,325   $12,200   $34,018   $20,205

Denominator:
  Denominator for basic net income
  per share - weighted
  average shares....................    86,890    85,046    86,709    86,456

  Incremental common shares
  attributable to shares issuable
  under employee stock plans........     7,058     4,764     7,317     4,878
                                      --------- --------- --------- ---------
  Denominator for diluted net
  income per share -
  weighted average shares and
  assumed conversions...............    93,948    89,810    94,026    91,334
                                      ========= ========= ========= =========

Net income per share - basic.            $0.22     $0.14     $0.39     $0.23
                                      ========= ========= ========= =========
Net income per share -
  diluted...........................     $0.21     $0.14     $0.36     $0.22
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

For the three months ended September 30, 1999, total comprehensive income amounted to approximately $21,585,000 compared to a comprehensive income of $12,326,000 for the same period last year. For the six months ended September 30, 1999, comprehensive income amounted to approximately $34,628,000 compared to comprehensive income of $20,690,000 for the same period last year.

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

6. CONTINGENCIES - As reported previously, in December 1996, the Company filed suit against Silicon Graphics, Inc. ("SGI") seeking to recover royalties due to the Company under a license agreement between SGI and the Company's predecessor in interest, Verdix Corporation. SGI answered the complaint, denying any liability, and filed a cross complaint seeking unspecified damages for alleged violations of the same license agreement. Effective August 12, 1999, the Company and SGI entered an agreement under which this litigation was settled in its entirety. The terms of this agreement are confidential. The arrangement, however, will not have any material impact on the Company's financial statements.

Beginning on October 10, 1997, a number of purported securities class actions were filed against the Company, two of its officers, and Cowen & Company. The cases were consolidated into one matter, Rational Software Corporation, et al., No. C 97-03740 (N.D. Cal.), pending in the United States District Court for the Northern District of California. The consolidated amended complaint alleges that defendants violated Sections 10(b) and 20A of the Securities Exchange Act of 1934 through the selective disclosure of material inside information regarding the Company's prospects and seeks unspecified damages on behalf of a class of stockholders who purchased the Company's common stock on October 8, 1997. The Court granted with leave to amend defendants motion to dismiss the Consolidated Amended Complaint. Plaintiffs' deadline to file an amended complaint is December 29, 1999. The Company believes the action is without merit and will continue to defend the case vigorously.

7. STOCK REPURCHASE - Under a program approved in October 1998, the Company is authorized to repurchase up to 6 million shares of its common stock from time to time in the open market. For the six months ended September 30, 1999 the Company repurchased 2,072,500 shares of its common stock for a total cash outlay of approximately $61.4 million. A purpose of the stock repurchase program is to offset the dilution resulting from shares issued under the Company's employee stock option and stock purchase plans. The timing and size of any future stock repurchases are subject to market conditions, stock prices, the Company's cash position and other cash requirements going forward.

Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations include "forward looking" statements within the meaning of Sections 27A of the Securities Act of 1993 and 21E of the Securities and Exchange Act of 1934, as amended, including statements about international revenue, customer acceptance, strength of the internet market, future cash requirements, and the Company's readiness for the Year 2000, and are subject to the safe harbor created by those sections. The actual future results of the Company could differ materially from those projected in the forward looking statements. For a discussion of certain factors that could cause actual results to differ materially from those projected by the forward looking information see "Factors That May Affect Future Results," at the end of Item 2.

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


Comparative Analysis of Operating Results for the Three- and Six-
Months Ended September 30,  1999

Total revenue for the three- and six- month periods ended September 30, 1999 increased 35% and 38%, respectively from the comparable prior year periods.

Net product revenue for the three- and six- month periods ended
September 30, 1999 increased 35% and 39%, respectively from the comparable prior year periods. Consulting and support revenue for both the three- and six- month periods ended September 30, 1999 increased 36% from the comparable prior year periods. This increase reflects continued strong customer acceptance across the majority of the Company's products and services to e-development customers.

International revenue from product sales and consulting and customer support accounted for 42% of total revenue for both the three- and six-month periods ended September 30, 1999, compared to 37% and 35%, respectively, for the comparable prior year periods. The Company expects international sales to continue to account for a significant portion of total revenue in future periods, although the percentage of international revenues could fluctuate from period to period due to economic or other factors in international regions. The Company's international sales are principally priced in local currencies. The Company enters into short-term forward currency contracts to hedge against the impact of foreign currency exchange rate fluctuations on balance sheet exposures denominated in currencies other than the functional currency of the Company or its subsidiaries. The total amount of these contracts is approximately offset by the underlying assets and liabilities denominated in non-functional currencies and such contracts are carried at fair market value. The associated gains and losses were not material to the Company's results of operations in any period presented. See Risks Associated with International Operations.

Cost of product revenue consists principally of materials, packaging and freight, amortization of developed technology and royalties. Cost of product revenue for the three- and six- month periods ended September 30, 1999 increased 23% and 6%, respectively from the comparable prior year periods. These costs represented 7% and 8%, respectively of total product revenue for the three- and six- month periods ended September 30, 1999, as compared to 8% and 10%, respectively for the comparable prior year periods. The decrease in product cost as a percentage of certain product revenue was due mainly to a higher level of materials cost associated with new product releases in fiscal 1999.

Cost of consulting and support revenue consists principally of personnel costs for training, consulting and customer support. Cost of consulting and support revenue for the three- and six- month periods ended September 30, 1999 increased 29% and 27%, respectively from the comparable prior year periods. These costs represented 26% of total consulting and support revenue for both the three- and six- month periods ended September 30, 1999, as compared to 28% for both the comparable prior year periods. The decrease in cost as a percentage of related revenue is primarily due to the impact of a relatively fixed support cost base servicing increased revenues.

Total expenditures for research and development increased 39% and 41%, respectively, for the three- and six- month periods ended September 30, 1999 from the comparable prior year periods. These costs represented 18% and 19%, respectively, of total revenue for the three- and six-month periods ended September 30, 1999 compared to 18% for both the comparable prior year periods. The increase in year over year research and development expense is due primarily to the cost of additional personnel and related costs, and additional investment in department infrastructure incurred to maintain and enhance existing products as well as develop new products.

Sales and marketing expenses increased 28% and 32% for the three- and six- month periods ended September 30, 1999 from the comparable prior year periods. These costs represented 40% and 41% of total revenue for the three- and six- month periods ended September 30, 1999 compared to 42% and 43%, respectively, for the same periods last year. The increase in year over year sales and marketing expense reflects increases in personnel and related costs as well as increased promotional activities. The decrease in sales and marketing expenses as a percentage of total revenue is a result of the increasing economies of scale as a result of increases in total revenue.

General and administrative expense increased 17% and 30%, respectively, for the three- and six- month periods ended September 30, 1999 from the comparable prior year periods. These costs represented 8% of total revenue for both the three- and six- month periods ended September 30, 1999 as compared to 10% and 9%, respectively for the comparable prior year periods. The increase in year over year general and administrative expense is due primarily to increased investment in the Company's information technology infrastructure needed to support the growing requirements of the Company. The decrease in general and administrative expense as a percentage of total revenue is a result of the increasing economies of scale as a result of increases in total revenue.

Other income, net consists primarily of interest income, interest expense and gains and losses due to fluctuations in foreign currency exchange rates. Other income has fluctuated as a result of the amount of cash available for investment in interest-bearing instruments and from fluctuations in foreign currency exchange rates. Other income, net decreased $789,000 and $1,320,000, respectively, for the three- and six- month periods ended September 30, 1999 from the comparable prior year periods. The current year decrease is due primarily to a lower average amount of invested cash resulting from repurchase of Company stock during the period combined with an increase in tax exempt investments.

The provision for income taxes for the three- and six- month periods ended September 30, 1999 is based on the estimated annual effective tax rate applied to the profit before income taxes and includes federal, state and foreign income taxes. The effective tax rates for fiscal 2000 and 1999 differ from the federal statutory rate primarily as a result of international income subject to a lower overall tax rate, investment in tax exempt securities, and research credits. The effective tax rate for fiscal 2000 decreased from fiscal 1999 as a result of increased investment in tax exempt securities and increased international income subject to lower overall rates.

Liquidity and Capital Resources at September 30, 1999

As of September 30, 1999, the Company had cash, cash equivalents and short-term investments of $266,461,000 and working capital of $237,710,000. Net cash provided by operating activities for the six months ended September 30, 1999 was composed primarily of operating income and an increase in taxes payable and deferred revenue, offset by an increase in accounts receivable and prepaid expenses, and a decrease in accounts payable and accrued merger costs. Net cash provided by investing activities resulted primarily from a higher level of maturities and sales of short-term investments, offset by an increase in capital expenditures. Net cash used in financing activities resulted primarily from the repurchase of common stock offset by the issuance of common stock under the Employee Stock Purchase Plan and the exercise of employee stock options.

Under a program approved in October 1998, the Company is authorized to repurchase up to 6,000,000 shares of its common stock from time to time in the open market. For the six months ended September 30, 1999 the Company repurchased 2,072,500 shares of its common stock for a total cash outlay of approximately $61,363,000. A purpose of the stock repurchase program is to offset the dilution resulting from shares issued under the Company's employee stock option and stock purchase plans. The timing and size of any future stock repurchases are subject to market conditions, stock prices and the Company's cash position and other cash requirements going forward.

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

The Company established a year 2000 project team to develop and implement a comprehensive four-phase year 2000 readiness plan for its worldwide operations relating to (1) the Company's software products,
(2) the Company's internal IT and non-IT systems and (3) third-party customers, vendors, and others with whom the Company does business. Phase One (Inventory) consisted of identifying all the Company's systems, relationships, and products that may be impacted by year 2000. Phase Two (Assessment) involved determining the Company's current state of year 2000 readiness for those areas identified in the inventory phase and prioritizing the areas that need to be fixed. Phase Three (Remediation) consisted of developing a plan for those areas identified as needing correction in the assessment phase. Phase Four (Implementation) consisted of executing the action plan and completing the steps identified to attain year 2000 readiness.

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

With respect to its most critical internal IT systems, consisting of accounting, data processing, and other systems, the Company has completed the Inventory, Assessment, Remediation, and Implementation phases in the course of introducing new systems and system upgrades to support the Company's recent rapid growth. No such system implementations were undertaken or accelerated for the sole purpose of becoming year 2000 compliant, and it is not practicable to identify any incremental costs related to year 2000 compliance involved in these system implementations. As an additional precautionary measure, the Company is conducting parallel testing of the primary accounting and sales tracking systems. Through October, 1999 these tests are nearly
complete and no material problems have been encountered.   The costs
incurred for the testing have not been significant, nor are the costs to complete the testing expected to be significant. Management expects all testing to be completed prior to the year 2000.

With respect to noncritical IT systems, consisting primarily of security systems, fax machines and other miscellaneous systems, and non-IT embedded systems, the Company has completed all phases of the plan. The Company did not incur any material costs in completing the Remediation and Implementation phases with respect to these noncritical IT and non-IT embedded systems. The Company funded all remediation and implementation costs from operating cash flows and did not establish any specific reserves for these costs. As with critical IT systems, discussed above, many of the Company's noncritical IT systems have been replaced or upgraded to accommodate expanded business processes due to recent growth and merger activity. No such system implementations were undertaken or accelerated for the sole purpose of becoming year 2000 compliant.

The Company has completed all phases of determining the year 2000 readiness of its significant suppliers, subcontractors, and customers that do not share information systems with the Company, and has queried
such third parties about their year 2000 readiness.   The Company has
no means of ensuring that these third parties will be year 2000 ready, but believes all such companies will be able to support Rational's business.

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

The Company has completed year 2000 related contingency plans for all critical business processes. The Company did not incur any significant costs in completing the contingency plans.

The above discussion regarding costs, risks, and estimated completion dates for the year 2000 is based on the Company's best estimates given information that is currently available, and is subject to change. There can be no assurance that actual costs will not substantially exceed the Company's assessment due to internal year 2000 problems or year 2000 problems associated with the Company's IT and non-IT systems and products. In addition, while the Company believes it has achieved year 2000 compliance with respect to its software products, critical, and noncritical IT systems, there could be unanticipated year 2000 related failures in such products or systems that could have a material and adverse effect on the Company's results of operations and financial condition. Further, there can be no guarantee that the systems of other companies on which the Company's systems rely will be remediated in a timely manner, or that a failure to remediate by another company, including without limitation any of the Company's vendors, customers, or partners, or a remediation that is incompatible with the Company's systems, would not have a material adverse effect on the Company.


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


Dependence on Market Growth for Sophisticated Development Tools

Rational's future growth and financial performance will depend in part on broad acceptance of off-the-shelf products that address critical elements of the software development lifecycle, including a formal development process, requirements management, modeling, testing, configuration and change management. Sales of such products may not continue to grow, or the Company may be unable to respond effectively to evolving customer requirements. The number of software developers using Rational's products is relatively small compared with the number of developers using more traditional technology and products, or manual approaches. The adoption of the Company's products by software developers who have traditionally used other technology requires reorientation to significantly different approaches to development. Customers may rely on internally developed tools instead of off-the-shelf products, or customers may rely on manual approaches instead of automated tools that require up-front capital investment. The acceptance of the Company's products, therefore, may not expand beyond sophisticated software developers. Furthermore, potential customers may be unwilling to make the investment required to retrain software developers to build software using the Company's products rather than traditional techniques. Many of Rational's customers have purchased only small quantities of the Company's products, and these or new customers may decide not to broadly implement or purchase additional units of such products.


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


Expansion of Product Lines; Dependence on New Product Introductions

The Company believes that its continued success will depend in part on its ability to provide a tightly integrated line of software development tools, as well as integrated product suites and bundles, that support software development for a number of implementation languages. This will require the Company to continue to modify and enhance its current products and to continue to develop, introduce, and integrate new products. The Company believes its continued success will become increasingly dependent on its ability to support both the Microsoft platform (including the Windows 95, Windows 98, and Windows NT operating systems) and the IBM platform. The Company also believes its continued success will become increasingly dependent on its ability to support Web-based development of business-critical applications using the latest technologies. The Company believes that it will be particularly important to successfully develop and market a broader line of products for C++, Visual Basic, Java, Visual Java++, Enterprise Java Beans, HTML, XML, and other implementation languages in order to be successful in its efforts to broaden its customer base and further increase its share in its existing market segments. The Company also believes that, over time, its products must be extended to continually support the rapidly changing standards and technologies used in the development of Web-based applications, as well as off-the-shelf products from companies such as SAP, Oracle, and PeopleSoft. The Company may be unable to successfully develop and market such a broad line of products, or may encounter unexpected difficulties and delays in integrating new products with existing product lines.

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

Rational faces competition from, among others, Aonix, Compaq, Computer Associates, Compuware, Continuus Software Corporation, Cyrano, GEC-Marconi, Green Hills Software, Hewlett Packard, IBM, Merant, plc (formerly Intersolv, Inc.), Mercury Interactive Corporation, Microsoft, Oracle, Mortice Kern Systems (MKS), Perforce Software, Platinum Technology, Inc., Segue Software, Inc., Select Software Tools plc, SGI, SQL Software LTD, StarBase Corporation, Sterling Software, Inc, Sun Microsystems, Sybase Inc., Teradyne, and True Software, as well as numerous other public and privately held software application development and tools suppliers. The Company expects additional competition from other established and emerging companies.

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

Rational believes that the increased level of competition it observed in fiscal 1999 and in the current year will continue to increase. Certain of Rational's competitors are more experienced than Rational in the development of software engineering tools, databases, or software development products. Some of Rational's competitors have, and new competitors may have, larger technical staffs, more established distribution channels, and greater financial resources than Rational. There can be no assurance that either existing or new competitors will not develop products that are superior to Rational's products or that achieve greater market acceptance. Rational's future success will depend in large part on its ability to increase its share of its target markets and to license additional products and product enhancements to existing customers. Future competition may result in price reductions, reduced margins, or loss of sales, which in turn would have a material adverse effect on the Company's business, results of operations, and financial condition.


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

In addition, rapid growth of, interest in, and use of Internet and intranet environments is still evolving. The Company's success may depend, in part, on the compatibility of its products with Internet and intranet applications. The Company may fail to continue to effectively adapt its products for use in Internet or intranet environments, or to produce competitive Internet and intranet applications.

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


Dependence on Strategic Relationships and Business Alliances

Rational's development, marketing, and distribution strategies rely increasingly on its ability to form long-term strategic relationships with major software and hardware vendors, many of whom are substantially larger than Rational. One such relationship with Microsoft includes, among other things, Rational providing certain visual modeling technology to Microsoft that is included in Microsoft's Visual Studio Products. These business relationships often consist of cooperative marketing programs, joint customer seminars, lead referrals, or joint development projects. Although certain aspects of some of these relationships are contractual in nature, many important aspects of these relationships depend on the continued cooperation of each party with Rational. Merger activity may disrupt these relationships or activities, and certain partners may reassess the value of their relationship with Rational as a result of such merger activity. Divergence in strategy between Rational and any given partner, a change in focus by any given partner, or competitive product offerings introduced by any given partner may interfere with Rational's ability to develop, market, sell, or support its products, which in turn would have a material adverse effect on Rational's business, results of operations, and financial condition.

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


Risks Associated with International Operations

International sales accounted for approximately 40%, 34%, and 27% of Rational's revenues in fiscal 1999, 1998, and 1997, respectively and represented 42% for the six months ended September 30, 1999. Rational expects that international sales will continue to account for a significant portion of the Company's revenues in future periods. International sales are subject to inherent risks, including unexpected changes in regulatory requirements and tariffs, unexpected changes in global economic conditions, difficulties in staffing and managing foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax consequences, price controls or other restrictions on foreign currency, difficulties in obtaining export and import licenses, costs of localizing products for certain markets, lack of acceptance of localized products in international markets, and the effects of high local wage scales and other expenses. Any material adverse effect on the Company's international business would be likely to materially and adversely affect the Company's business, operating results, and financial condition as a whole.

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


ITEM 3-Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk, including changes in currency exchange rates and interest rates. To manage the volatility relating to these exposures, the Company employs established policies and procedures to manage its exposure to changes in known or forecasted currency exchange rates and to fluctuations in interest rates.

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

Interest Rate Risk

The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio. All the Company's cash equivalents and short-term investments are classified as available-for-sale and are recorded at amounts that approximate fair value. Unrecognized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in other income. The cost of securities sold is based on the specific identification method.

PART II  --  OTHER INFORMATION

ITEM 1 - Legal Proceedings

In December 1996, the Company filed suit against Silicon Graphics, Inc. ("SGI") seeking to recover royalties due to the Company under a license agreement between SGI and the Company's predecessor in interest, Verdix Corporation. SGI answered the complaint, denying any liability, and filed a cross complaint seeking unspecified damages for alleged violations of the same license agreement. Effective August 12, 1999, the Company and SGI entered an agreement under which this litigation was settled in its entirety. The terms of this agreement are confidential. The arrangement, however, will not have any material impact on the Company's financial statements.

Beginning on October 10, 1997, a number of purported securities class actions were filed against the Company, two of its officers, and Cowen & Company. The cases were consolidated into one matter, Rational Software Corporation, et al., No. C 97-03740 (N.D. Cal.), pending in the United States District Court for the Northern District of California. The consolidated amended complaint alleges that defendants violated Sections 10(b) and 20A of the Securities Exchange Act of 1934 through the selective disclosure of material inside information regarding the Company's prospects and seeks unspecified damages on behalf of a class of stockholders who purchased the Company's common stock on October 8, 1997. The Court granted with leave to amend defendants motion to dismiss the Consolidated Amended Complaint. Plaintiffs' deadline to file an amended complaint is December 29, 1999. The Company believes the action is without merit and will continue to defend the case vigorously.

ITEM 4 - Submission of matters to a Vote of Security Holders

On August 26, 1999 the Company held its annual meeting of stockholders. The following items were submitted to a vote of the stockholders:

1. To elect two Class I members of the Board of Directors.

  Election of Directors            Votes For     Votes Withheld
   Michael T. Devlin               77,228,233        358,807
   Leslie G. Denend                77,207,528        379,512

As a result, Messrs. Devlin and Denend were elected directors of the Company. Additionally, Messrs. Levy, Campbell, Schleicher, Case and Montague continue as members of the Board of Directors.

2. To approve amendment to the 1997 Stock Option Plan reserving an additional 6,000,000 shares of the Company's Common Stock for issuance thereunder.

                     Votes
For                32,198,201
Against            30,446,104
Abstain               282,130
Broker Non-vote    24,103,437

This proposal was approved.


3. To approve an amendment to the 1997 Stock Option Plan providing for reservation for issuance of up to 12,000,000 shares of common stock repurchased under the company's stock repurchase program for issuance under the 1997 stock option plan.

                     Votes
For                35,000,581
Against            27,650,992
Abstain               274,863
Broker Non-vote    24,103,436

This proposal was approved.


4. To ratify the appointment of Ernst & Young LLP as the Company's independent auditors to examine the financial statements of the Company for the fiscal year ending March 31, 2000.

                      Votes
For                77,318,398
Against                62,255
Abstain               217,523
Broker Non-vote     9,431,696

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


                                        November 12, 1999