Form 10-Q
period 1999-12-31
RATIONAL SOFTWARE CORP
filed 2000-01-24
CIK 722056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 0-12167

RATIONAL SOFTWARE CORPORATION
(Exact name of Registrant as specified in its Charter)

Delaware	54-1217099
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

18880 Homestead Road
Cupertion, CA    95014
(Address of Principal Executive Offices including Zip Code)

408-863-9900
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X]    NO [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, Par Value $.01 Per Share	88,745,550
(Class)	(Shares outstanding on December 31, 1999)

RATIONAL SOFTWARE CORPORATION
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

  Condensed Consolidated Balance Sheets -- December 31, 1999 and March 31, 1999

  Condensed Consolidated Statements of Operations -- Three and Nine Months ended December 31, 1999 and 1998

  Condensed Consolidated Statements of Cash Flows -- Nine Months ended December 31, 1999 and 1998

  Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Results of Operations

Liquidity and Capital Resources

Year 2000 Compliance

Factors That May Affect Future Results

Item 3. Quantitative and Qualitative Disclosures about Market Risk

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

Item 2: Changes in Securities and Use of Proceeds

Item 3: Defaults Upon Senior Securities

Item 4: Submission of Matters to a Vote of Security Holders

Item 5: Other Information

Item 6: Exhibits and Reports on Form 8-K

SIGNATURES

PART I. FINANCIAL INFORMATION

Item 1 -- Condensed Consolidated Financial Statements

RATIONAL SOFTWARE CORPORATION
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

                                                     December 31,   March 31,
                                                        1999           1999
                                                     ------------   ------------
                                                     (unaudited)      (Note A)
                           ASSETS
            --------------------------------------
Current assets:
 Cash and cash equivalents....................          $158,412        $59,965
 Short-term investments.......................           189,624        199,865
 Accounts receivable, net.....................           121,339         92,367
 Deferred tax assets..........................            22,881         22,881
 Prepaid expenses and other assets............            17,769          9,176
                                                     ------------   ------------
Total current assets..........................           510,025        384,254
                                                     ------------   ------------
Property and equipment, at cost:
 Computer, office and manufacturing equipment.            78,273         74,867
 Office furniture.............................            12,670         10,535
 Leasehold improvements.......................            12,343         10,905
                                                     ------------   ------------
                                                         103,286         96,307
 Accumulated depreciation and amortization....           (57,311)       (50,862)
                                                     ------------   ------------
Property and equipment, net...................            45,975         45,445
Other assets, net.............................            22,135         24,257
                                                     ------------   ------------
Total assets..................................          $578,135       $453,956
                                                     ============   ============

             LIABILITIES AND STOCKHOLDERS' EQUITY
            --------------------------------------
Current liabilities:
 Accounts payable.............................           $11,871        $13,848
 Accrued employee benefits....................            27,202         27,212
 Income taxes payable.........................            40,540         19,652
 Other accrued expenses.......................            23,807         16,334
 Current portion of accrued merger and
   integration expenses.......................             1,012          2,619
 Deferred revenue.............................            94,592         76,223
                                                     ------------   ------------
Total current liabilities.....................           199,024        155,888

Accrued rent..................................               800            896
Long-term accrued merger and integration
 expenses.....................................             1,450          2,800
                                                     ------------   ------------
Total liabilities.............................           201,274        159,584
                                                     ------------   ------------

Commitments and contingencies

Minority Interest                                         25,253              0

Stockholders' equity:
 Common stock, $0.01 par value, 150,000
  shares authorized...........................               980            933
 Additional paid-in capital...................           624,119        562,742
 Treasury stock...............................          (180,851)      (119,488)
 Accumulated deficit..........................           (86,615)      (146,013)
 Accumulated other comprehensive income(loss).            (6,025)        (3,802)
                                                     ------------   ------------
Total stockholders' equity....................           351,608        294,372
                                                     ------------   ------------
Total liabilities, minority interest and
  stockholders' equity........................          $578,135       $453,956
                                                     ============   ============

Note A: The balance sheet at March 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principal for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

RATIONAL SOFTWARE CORPORATION
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts, unaudited)

                                        Three Months Ended  Nine Months Ended
                                          December 31,        December 31,
                                      --------- --------- --------- ---------
                                         1999      1998      1999      1998
                                      --------- --------- --------- ---------
Net product revenue................    $89,907   $67,382  $240,104  $175,084
Consulting and support revenue.....     56,280    41,751   151,667   111,676
                                      --------- --------- --------- ---------
    Total revenue..................    146,187   109,133   391,771   286,760
                                      --------- --------- --------- ---------

Cost of product revenue............      7,059     4,728    18,778    15,809
Cost of consulting and support
  revenue..........................     14,910    10,731    39,810    30,310
                                      --------- --------- --------- ---------
    Total cost of revenue..........     21,969    15,459    58,588    46,119
                                      --------- --------- --------- ---------
Gross margin.......................    124,218    93,674   333,183   240,641
                                      --------- --------- --------- ---------
Operating expenses:
  Research and development.........     24,858    18,683    70,467    50,949
  Sales and marketing..............     54,527    45,465   155,053   121,843
  General and administrative.......     12,978     8,201    33,589    24,009
  Merger costs.....................       --      (1,200)        0    (1,200)
                                      --------- --------- --------- ---------
    Total operating expenses.......     92,363    71,149   259,109   195,601
                                      --------- --------- --------- ---------
    Operating income...............     31,855    22,525    74,074    45,040
Other income, net..................      3,496     3,124     8,525     9,473
                                      --------- --------- --------- ---------
    Income before income
      taxes........................     35,351    25,649    82,599    54,513

Provision for income taxes.........      9,971     7,695    23,201    16,354
                                      --------- --------- --------- ---------
Net income.........................    $25,380   $17,954   $59,398   $38,159
                                      ========= ========= ========= =========
Net income  per common
  share - basic....................      $0.29     $0.21     $0.68     $0.45

Shares used in computing per
  share amounts - basic............     87,800    84,269    87,072    85,727

Net income per common
  share - diluted..................      $0.27     $0.20     $0.63     $0.42

Shares used in computing per
  share amounts - diluted..........     95,586    91,254    94,546    91,308

See accompanying notes to condensed consolidated financial statements.

RATIONAL SOFTWARE CORPORATION
Condensed Consolidated Statement of Cash Flows
(in thousands, unaudited)

                                                             Nine Months Ended
                                                               December 31
                                                         ----------------------
                                                            1999        1998
                                                         ----------  ----------
Cash flows from operating activities:
   Net income..........................................    $59,398     $38,159
   Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization.....................     16,279      14,933
     Tax benefits of stock option exercises............          0      12,000
     Changes in operating assets and liabilities:
       Accounts receivable.............................    (28,972)     (6,899)
       Prepaids and other, net.........................     (8,593)       (865)
       Accounts payable................................     (1,977)     (2,148)
       Accrued employee benefits and other accrued
          expenses.....................................      7,367      (4,826)
       Income taxes payable............................     20,888         776
       Accrued merger and integration expenses.........     (2,957)    (22,470)
       Deferred revenue................................     18,369      14,364
                                                         ----------  ----------
Net cash provided by operating activities..............     79,802      43,024
                                                         ----------  ----------
Cash flows from investing activities:
   Minority interest investment                             25,253           0
   Purchase of short-term investments..................   (168,075)   (263,094)
   Maturities and sales of short-term investments......    178,316     238,736
   Purchases of property and equipment.................    (14,314)    (17,877)
   Net change in other assets..........................       (373)      2,956
                                                         ----------  ----------
Net cash provided (used) by investing activities.......     20,807     (39,279)
                                                         ----------  ----------
Cash flows from financing activities:
   Net proceeds from issuance of common stock..........     61,424      21,195
   Repurchases of common stock.........................    (61,363)   (118,147)
                                                         ----------  ----------
Net cash used in financing activities..................         61     (96,952)
                                                         ----------  ----------
Effect of changes in foreign currency exchange
 rate on cash..........................................     (2,223)        786
                                                         ----------  ----------
Net increase (decrease) in cash and cash equivalents...     98,447     (92,421)
Cash and cash equivalents at beginning of period.......     59,965     126,229
                                                         ----------  ----------
Cash and cash equivalents at end of period.............   $158,412     $33,808
                                                         ==========  ==========

See accompanying notes to condensed consolidated financial statements.

RATIONAL SOFTWARE CORPORATION
Notes To Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION -- The unaudited consolidated financial information of Rational Software Corporation (Rational), including the accounts and operating results of its newly formed venture, catapulse Inc. (catapulse), is presented in accordance with the Company's accounting policies, as described in its latest annual report filed with the Securities and Exchange Commission on Form 10- K. In the opinion of management, all adjustments, which consist only of normal recurring adjustments necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the interim periods presented, have been made. As permitted by Form 10-Q, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Operating results for the period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2000.

2. ACCOUNTS RECEIVABLE - Accounts receivable are presented net of an allowance for doubtful accounts of $3,192,000 at December 31, 1999 and $3,226,000 at March 31, 1999.

3. NET INCOME PER COMMON SHARE - The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

(in thousands, except per share amounts)
                                        Three Months Ended  Nine Months Ended
                                          December 31,        December 31,
                                      ------------------- --------- ---------
                                         1999      1998      1999      1998
                                      --------- --------- --------- ---------
Numerator:
  Net income .......................   $25,380   $17,954   $59,398   $38,159

Denominator:
  Denominator for basic net income
  per share - weighted
  average shares....................    87,800    84,269    87,072    85,727

  Incremental common shares
  attributable to shares issuable
  under employee stock plans........     7,786     6,985     7,474     5,581
                                      --------- --------- --------- ---------
  Denominator for diluted net
  income per share -
  weighted average shares and
  assumed conversions...............    95,586    91,254    94,546    91,308
                                      ========= ========= ========= =========

Net income per share - basic.            $0.29     $0.21     $0.68     $0.45
                                      ========= ========= ========= =========
Net income per share -
  diluted...........................     $0.27     $0.20     $0.63     $0.42
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

For the three months ended December 31, 1999, total comprehensive income amounted to approximately $22,547,000 compared to a comprehensive income of $18,255,000 for the same period last year. For the nine months ended December 31, 1999, comprehensive income amounted to approximately $57,175,000 compared to comprehensive income of $38,945,000 for the same period last year.

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

Beginning on October 10, 1997, a number of purported securities class actions were filed against the Company, two of its officers, and Cowen & Company. The cases were consolidated into one matter, Rational Software Corporation, et al., No. C 97-03740 (N.D. Cal.), pending in the United States District Court for the Northern District of California. The consolidated amended complaint alleges that defendants violated Sections 10(b) and 20A of the Securities Exchange Act of 1934 through the selective disclosure of material inside information regarding the Company's prospects and seeks unspecified damages on behalf of a class of stockholders who purchased the Company's common stock on October 8, 1997. The Court granted with leave to amend defendants motion to dismiss the Consolidated Amended Complaint. Plaintiffs' deadline to file an amended complaint is December 29, 1999. The parties have mutually agreed to extend this date to January 27, 2000. The Company believes the action is without merit and will continue to defend the case vigorously.

7. STOCK REPURCHASE - Under a program approved in October 1998, the Company is authorized to repurchase up to 6 million shares of its common stock from time to time in the open market. For the nine months ended December 31, 1999 the Company repurchased 2,072,500 shares of its common stock for a total cash outlay of approximately $61.4 million. A purpose of the stock repurchase program is to offset the dilution resulting from shares issued under the Company's employee stock option and stock purchase plans. The timing and size of any future stock repurchases are subject to market conditions, stock prices, the Company's cash position and other cash requirements going forward.

8. INVESTMENT IN CATAPULSE - On December 3, 1999, the Company closed a $50,000,000 cash investment in the Series A Preferred Stock of a newly formed corporation, catapulse. In December 1999, catapulse received approximately $25,253,000 of additional funds from outside sources in exchange for equity of catapulse, which is reflected in the Rational's balance sheet as a minority interest. As of December 31, 1999, after taking into account this additional investment by a third party in catapulse, the Company's Series A Preferred Stock investment represents approximately 43% of the voting power of the outstanding capital stock of catapulse.

9. SUBSEQUENT EVENT - On January 13, 2000, the Company completed the acquisition of ObjecTime Limited (OTL). OTL is a developer of visual design and code generation software tools used for development of embedded software. The acquisition will be accounted for under the purchase method of accounting, accordingly, the Company's consolidated results of operations will include the operating results of OTL subsequent to the acquisition date. The Company acquired all outstanding shares of OTL capital stock in exchange for approximately $9,045,000 in cash and 371,400 shares of the Company's common stock. The Company also assumed all outstanding options to purchase OTL common stock in exchange for options to purchase 358,546 shares of the Company's common stock. In December, 1997, the Company made an initial investment in OTL for approximately $9,000,000. The Company is in the process of completing its valuation of OTL's net assets and will allocate the purchase price accordingly.

Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations include "forward looking" statements within the meaning of Sections 27A of the Securities Act of 1993 and 21E of the Securities and Exchange Act of 1934, as amended, including statements about international revenue, customer acceptance, strength of the internet market, and future cash requirements, and are subject to the safe harbor created by those sections. The actual future results of the Company could differ materially from those projected in the forward looking statements. For a discussion of certain factors that could cause actual results to differ materially from those projected by the forward looking information see "RISK FACTORS," at the end of Item 2.

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

Comparative Analysis of Operating Results for the Three- and Nine-Months Ended December 31, 1999

Total revenue for the three- and nine-month periods ended December 31, 1999 increased 34% and 37%, respectively from the comparable prior year periods.

Net product revenue for the three- and nine- month periods ended December 31, 1999 increased 33% and 37%, respectively from the comparable prior year periods. Consulting and support revenue for both the three- and nine- month periods ended December 31, 1999 increased 35% and 36%, respectively, from the comparable prior year periods. This increase reflects continued strong customer acceptance across the majority of the Company's products and services to e-development customers.

International revenue from product sales and consulting and customer support accounted for 41% of total revenue for both the three- and nine- month periods ended December 31, 1999, compared to 41% and 37%, respectively, for the comparable prior year periods. The Company expects international sales to continue to account for a significant portion of total revenue in future periods, although the percentage of international revenues could fluctuate from period to period due to economic or other factors in international regions. The Company's international sales are principally priced in local currencies. The Company enters into short-term forward currency contracts to hedge against the impact of foreign currency exchange rate fluctuations on balance sheet exposures denominated in currencies other than the functional currency of the Company or its subsidiaries. The total amount of these contracts is approximately offset by the underlying assets and liabilities denominated in non-functional currencies and such contracts are carried at fair market value. The associated gains and losses were not material to the Company's results of operations in any period presented. See "Our international operations expose us to greater management, collections, currency, intellectual property, regulatory and other risks," at the end of Item 2.

Cost of product revenue consists principally of materials, packaging and freight, amortization of developed technology and royalties. Cost of product revenue for the three- and nine- month periods ended December 31, 1999 increased 49% and 19%, respectively from the comparable prior year periods. These costs represented 8% of total product revenue for both the three- and nine- month periods ended December 31, 1999, as compared to 7% and 9%, respectively for the comparable prior year periods. The increase in product cost as a percentage of certain product revenue in the three-month period ended December 31, 1999 was due mainly to a higher royalty expense associated with the sale of ObjecTime products. The decrease in product cost as a percentage of certain product revenue in the nine-month period ended December 31, 1999 was due mainly to a higher level of materials cost associated with new product releases in the second quarter of fiscal 1999.

Cost of consulting and support revenue consists principally of personnel costs for training, consulting and customer support. Cost of consulting and support revenue for the three- and nine- month periods ended December 31, 1999 increased 39% and 31%, respectively from the comparable prior year periods. These costs represented 26% of total consulting and support revenue for both the three- and nine- month periods ended December 31, 1999, as compared to 26% and 27%, respectively, for the comparable prior year periods. The decrease in cost as a percentage of related revenue is primarily due to the impact of a relatively fixed support cost base servicing increased revenues.

Total expenditures for research and development increased 33% and 38%, respectively, for the three- and nine- month periods ended December 31, 1999 from the comparable prior year periods. These costs represented 17% and 18%, respectively, of total revenue for the three- and nine- month periods ended December 31, 1999 compared to 17% and 18%, respectively, for the comparable prior year periods. The increase in year over year research and development expense is due primarily to the cost of additional personnel and related costs, and additional investment in department infrastructure incurred to maintain and enhance existing products as well as develop new products.

Sales and marketing expenses increased 20% and 27% for the three- and nine- month periods ended December 31, 1999 from the comparable prior year periods. These costs represented 37% and 40% of total revenue for the three- and nine- month periods ended December 31, 1999 compared to 42% for both the same periods last year. The increase in year over year sales and marketing expense reflects increases in personnel and related costs as well as increased promotional activities. The decrease in sales and marketing expenses as a percentage of total revenue is a result of the increasing economies of scale as a result of increases in total revenue.

General and administrative expense increased 58% and 40%, respectively, for the three- and nine- month periods ended December 31, 1999 from the comparable prior year periods. These costs represented 9% of total revenue for both the three- and nine- month periods ended December 31, 1999 as compared to 8% for both the comparable prior year periods. The increase in year over year general and administrative expense is due primarily to cost of additional personnel and related costs, and to increased investment in the Company's information technology infrastructure needed to support the growing requirements of the Company.

Other income, net consists primarily of interest income, interest expense and gains and losses due to fluctuations in foreign currency exchange rates. Other income has fluctuated as a result of the amount of cash available for investment in interest-bearing instruments and from fluctuations in foreign currency exchange rates. Other income, net increased $372,000 and decreased $948,000, respectively, for the three- and nine- month periods ended December 31, 1999 from the comparable prior year periods. The current year decrease is due primarily to a lower average amount of invested cash resulting from repurchase of Company stock during the six month period ended September 1999, combined with an increase in tax exempt investments.

The provision for income taxes for the three- and nine- month periods ended December 31, 1999 is based on the estimated annual effective tax rate applied to the profit before income taxes and includes federal, state and foreign income taxes. The effective tax rates for fiscal 2000 and 1999 differ from the federal statutory rate primarily as a result of international income subject to a lower overall tax rate, investment in tax exempt securities, and research credits. The effective tax rate for fiscal 2000 decreased from fiscal 1999 as a result of increased investment in tax exempt securities and increased international income subject to lower overall rates.

Liquidity and Capital Resources at September 30, 1999

As of December 31, 1999, the Company had cash, cash equivalents and short-term investments of $348,036,000 and working capital of $311,001,000. Net cash provided by operating activities for the nine months ended December 31, 1999 was composed primarily of operating income and increases in accrued employee benefits and other accrued expenses, taxes payable, and deferred revenue, offset by increases in accounts receivable and prepaid expenses, and a decrease in accounts payable and accrued merger costs. Net cash provided by investing activities resulted primarily from a minority investment in catapulse, and a higher level of maturities and sales of short-term investments, offset by an increase in capital expenditures. Net cash provided by financing activities resulted primarily from the issuance of common stock under the Employee Stock Purchase Plan and the exercise of employee stock options offset by the repurchase of common stock.

Under a program approved in October 1998, the Company is authorized to repurchase up to 6,000,000 shares of its common stock from time to time in the open market. For the nine months ended December 31, 1999 the Company repurchased 2,072,500 shares of its common stock for a total cash outlay of approximately $61,363,000. A purpose of the stock repurchase program is to offset the dilution resulting from shares issued under the Company's employee stock option and stock purchase plans. The timing and size of any future stock repurchases are subject to market conditions, stock prices and the Company's cash position and other cash requirements going forward.

The Company believes that expected cash flow from operations combined with existing cash and cash equivalents and short-term investments will be sufficient to meet its cash requirements for the foreseeable future.

Factors That May Affect Future Results

Significant unanticipated fluctuations in our quarterly revenues and operating results may cause us not to meet securities analysts' or investors' expectations and may result in a decline in the price of our common stock and the notes.

Our net revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. If our revenues, operating results, earnings or future projections are below the levels expected by securities analysts, our stock price is likely to decline.

Factors that may cause quarterly fluctuations in our operating results include:

  the discretionary nature of our customers' purchase and budget cycles;

  difficulty predicting the size and timing of customer orders;

  long sales cycles;

  seasonal variations in operating results;

  introduction or enhancement of our products or our competitors' products;

  changes in our pricing policies or the pricing policies of our competitors;

  an increase in our operating costs;

  whether we are able to expand our sales and marketing programs;

  the mix of our products and services sold;

  the level of sales incentives for our direct sales force;

  the mix of sales channels through which our products and services are sold;

  the mix of our domestic and international sales;

  an increase in the level of our product returns;

  fluctuations in foreign currency exchange rates;

  costs associated with acquisitions; and

  global economic conditions.

In addition, the timing of our product revenues is difficult to predict because our sales cycles vary substantially from product to product and customer to customer. We base our operating expenses on our expectations regarding future revenue levels. As a result, if total revenues for a particular quarter are below our expectations, we could not proportionately reduce operating expenses for that quarter. Therefore, a revenue shortfall would have a disproportionate effect on our operating results for that quarter. In addition, because our service revenue is largely correlated with our license revenue, a decline in license revenue could also cause a decline in our service revenue in the same quarter or subsequent quarters.

As a result of these and other factors, our operating results are subject to significant variation from quarter to quarter, and we believe that period-to-period comparisons of our results of operations are not necessarily useful. If our operating results are below investors or securities analysts' expectations, the price of our common stock, and therefore the notes could decline significantly.

If market acceptance of our sophisticated software development tools fails to grow adequately, our business may suffer.

Our future growth and financial performance will depend in part on broad market acceptance of off-the-shelf products that address critical elements of the software development process. Currently the number of software developers using our products is relatively small compared with the number of developers using more traditional technology and products, internally developed tools or manual approaches. Potential customers may be unwilling to make the significant capital investment needed to purchase our products and retrain their software developers to build software using our products rather than traditional techniques. Many of our customers have purchased only small quantities of the our products, and these or new customers may decide not to broadly implement or purchase additional units of our products.

If industry standards relating to our business do not gain general acceptance, we may be unable to continue to develop and market our products and our business may suffer.

Our future growth and financial performance depends on the development of industry standards that facilitate the adoption of component-based development, as well as our ability to play a leading role in the establishment of those standards. For example, we developed the Unified Modeling Language for visual modeling, which was adopted by the Object Management Group, or OMG, a software industry consortium, for inclusion in its object analysis and design facility specification. The official sanction in the future of a competing standard by the OMG or the promulgation of a competing standard by one or more major platform vendors could harm our marketing and sales efforts and, in turn, our business.

If we do not develop and enhance new and existing products to keep pace with technological, market and industry changes, our revenues may decline.

The industry for tools automating software application development and management is characterized by rapid technological advances, changes in customer requirements and frequent new product introductions and enhancements. If we fail to anticipate or respond adequately to technology developments, industry standards or practices and customer requirements, or if we experience any significant delays in product development, introduction or integration, our products may become obsolete or unmarketable, our ability to compete may be impaired and our revenues may decline. We must respond rapidly to developments related to Internet and intranet applications, hardware platforms, operating systems and programming languages. These developments will require us to make substantial product-development investments.

In addition, rapid growth of, interest in, and use of Internet and intranet environments is a recent and emerging phenomenon. Our success may depend, in part, on the compatibility of our products with Internet and intranet applications. We may fail to effectively adapt our products for use in Internet or intranet environments, or to produce competitive Internet and intranet applications.

If we do not effectively compete with new and existing competitors, our revenues and operating margins will decline.

The industry for tools that automate software development and management is extremely competitive and rapidly changing. We expect competition to intensify in the future. We believe our continued success will become increasingly dependent on our ability to:

  support multiple platforms, including Microsoft Windows and Windows NT, IBM, commercial Unix and Linux;

  use the latest technologies to support Web-based development of business-critical applications;

  develop and market a broader line of products for programming languages such as C++, Visual Basic, Java, Visual Java++ and Java Beans; and

  continually support the rapidly changing standards and technologies used in the development of Web-based applications as well as off-the-shelf products.

We face intense competition for each of our products, generally from both Windows and UNIX vendors. Because individual product sales often lead to a broader customer relationship, each of our products must be able to successfully compete with numerous competitors' offerings. Many of our competitors or potential competitors are much larger than us and may have significantly more resources and more experience. Moreover, many of our strategic partners compete with each other and this may adversely impact our relationship with an individual partner or a number of partners.

The recent formation of catapulse, a new Internet company by our founders, could divert the attention of our management away from our business and affairs and create potential conflicts of interest.

On December 3, 1999, we closed a $50,000,000 investment in the Series A Preferred Stock of catapulse, founded by Paul Levy and Mike Devlin. As of December 31, 1999, after taking into account additional investments by third parties in catapulse, our Series A Preferred Stock represented approximately 43% of the voting power of the outstanding capital stock of this entity. Paul Levy serves as its Chief Executive Officer and Mike Devlin serves as the Vice-Chairman of the board of directors. catapulse's board of directors is made up of five directors. Rational has the right to designate two of the members of its board of directors. As of the date hereof, four of its board of directors also serve on our board of directors. Paul Levy and Mike Devlin will continue in their roles as our Chairman of the Board and Chief Executive Officer, respectively. catapulse is a business-to-business application service provider that will focus on developing a portal to meet the needs of the global community of software professionals. catapulse also intends to develop an electronic marketplace for products and services relating to software development and intends to develop and deploy a hosted development service for Internet software development. Rational and catapulse intend to enter into a strategic business relationship on terms negotiated at arms-length. This strategic relationship could give rise to conflicts of interest involving the two companies and the founders in the future. In addition, catapulse could divert the attention of Paul Levy and Mike Devlin away from the business and affairs of Rational.

If we are unable to manage our growth, our business will suffer.

We have experienced rapid growth in recent years. This growth has placed a significant strain on our financial, operational, management, marketing and sales systems and resources. If we are unable to effectively manage growth, our business, competitive position, results of operations and financial condition could suffer.

To achieve and manage continued growth, we must continue to expand and upgrade our information-technology infrastructure and its scalability, including improvements to various operations, financial, and management information systems, and expand, train and manage our workforce. We may not be successful in implementing these initiatives effectively and in a timely fashion.

Our international operations expose us to greater management, collections, currency, intellectual property, regulatory and other risks.

International sales accounted for approximately 40% of our revenues in fiscal 1999, 34% in 1998, and 27% in 1997. We expect that international sales will continue to account for a significant portion of our revenues in future periods. Our business would be harmed if our international operations experienced a material downturn. In addition, international sales are subject to inherent risks, including:

  unexpected changes in regulatory requirements and tariffs;

  unexpected changes in global economic conditions;

  difficulties in staffing and managing foreign operations;

  longer payment cycles;

  greater difficulty in accounts receivable collection;

  potentially adverse tax consequences;

  price controls or other restrictions on foreign currency;

  difficulties in obtaining export and import licenses;

  costs of localizing products for some markets;

  lack of acceptance of localized products in international markets; and

  the effects of high local wage scales and other expenses.

Our international sales are generally transacted through our international sales subsidiaries. The revenues generated by these subsidiaries, as well as their local expenses, are generally denominated in local currencies. Accordingly, the functional currency of each international sales subsidiary is the local currency. We have engaged in limited hedging activities to protect us against losses arising from remeasuring assets and liabilities denominated in currencies other than the functional currency of the related subsidiary. We are also exposed to foreign exchange rate fluctuations as the financial results of international subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact our overall expected profitability. We currently do not hedge against this exposure. Fluctuations in foreign currencies could harm our financial condition and operating results.

We are subject to risks associated with the European monetary conversion.

In January 1999, the new ''Euro'' currency was introduced in certain European countries that are part of the European Monetary Union, or EMU. During 2002, all EMU countries are expected to begin operating with the Euro as their single currency. A significant amount of uncertainty exists as to the effect the Euro will have on the marketplace generally and, additionally, all of the final rules and regulations have not yet been defined and finalized by the European Commission with regard to the Euro currency. We are currently assessing the effect the introduction of the Euro will have on internal accounting systems and the sales of products. We are not aware of any material operational issues or costs associated with preparing internal systems for the Euro. However, we do utilize third-party vendor equipment and software products that may or may not be EMU-compliant. The failure of any critical components to operate properly after introduction of the Euro may harm our business or results of operations or require additional costs to remedy these problems.

If we lose key personnel or cannot hire enough qualified personnel, our ability to manage our business, develop new products and increase our revenues will suffer.

We believe that the hiring and retaining of qualified individuals at all levels in our organization will be essential to our ability to sustain and manage growth successfully. Competition for highly qualified technical personnel is intense and we may not be successful in attracting and retaining the necessary personnel, which may limit the rate at which we can develop products and generate sales. We will be particularly dependent on the efforts and abilities of our senior management personnel. The departure of any of our senior management members or other key personnel could harm our business. Merger activities can be accompanied or followed by the departure of key personnel, which can compound the difficulty of integrating the operations of the parties to the business combination.

If we fail to maintain and expand our distribution channels, our business will suffer.

We currently distribute our products primarily through field sales personnel teamed with highly trained technical support personnel as well as through our telesales organizations, our Web site and indirectly through channels such as value-added resellers and distributors. Our ability to achieve revenue growth in the future will depend in large part on our success in expanding our direct sales force and in maintaining a high level of technical consulting, training and customer support.

We depend on strategic relationships and business alliances for continued growth of our business.

Our development, marketing and distribution strategies rely increasingly on our ability to form long-term strategic relationships with major software and hardware vendors, many of whom are substantially larger than us. These business relationships often consist of cooperative marketing programs, joint customer seminars, lead referrals or joint development projects. Although certain aspects of some of these relationships are contractual in nature, many important aspects of these relationships depend on the continued cooperation of each party with us. Merger activity, such as the acquisition of ObjecTime Ltd., may disrupt these relationships or activities, and some companies may reassess the value of their relationship with us as a result of this merger activity. Divergence in strategy or change in focus by or competitive product offerings by, any of these companies may interfere with our ability to develop, market, sell, or support our products, which in turn could harm our business. In addition, one or more of these companies may use the information they gain from their relationship with us to develop or market competing products.

Our products could contain software defects that could reduce our revenues and make it more difficult for us to achieve market acceptance of our products.

Software products as complex as those sold by us often contain undetected errors, or ''bugs,'' or performance problems. These defects are most frequently found during the period immediately following the introduction of new products or enhancements to existing products. Despite extensive product testing prior to introduction, our products have in the past contained software errors that were discovered after commercial introduction. Errors or performance problems may also be discovered in the future. Any future software defects discovered after shipment of our products could result in loss of revenues or delays in market acceptance, which could harm our business. Further, because we rely on our own products in connection with the development of our software, these errors may make it more difficult to sell our products in the future.

If we fail to adequately protect our intellectual property rights, competitors may use our technology and trademarks, which could weaken our competitive position, reduce our revenues and increase our costs.

We rely on a combination of copyright, trademark, patent, and trade- secret laws, employee and third-party nondisclosure agreements and other arrangements to protect our proprietary rights. Despite these precautions, it may be possible for unauthorized third parties to copy our products or obtain and use information that we regard as proprietary to create products that compete against ours. In addition, some license provisions protecting against unauthorized use, copying, transfer, and disclosure of our licensed programs may be unenforceable under the laws of certain jurisdictions and foreign countries.

In addition, the laws of some countries do not protect proprietary rights to the same extent as do the laws of the United States. To the extent that we increase our international activities, our exposure to unauthorized copying and use of our products and proprietary information will increase.

The scope of United States patent protection in the software industry is not well-defined and will evolve as the United States Patent and Trademark Office grants additional patents. Because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed that would relate to our products.

We rely on software licensed from third parties that is used in our products.

We also rely on some software that we license from third parties, including software that is integrated with internally developed software and used in our products to perform key functions. These third-party software licenses may not be available to us on commercially reasonable terms or at all. Further, the software may not be appropriately supported, maintained or enhanced by the licensors. The loss of licenses to or the inability to support, maintain and enhance any of this software could result in increased costs or in delays or reductions in our product shipments until equivalent software could be developed, identified, licensed and integrated.

Third parties could assert that our software products and services infringe their intellectual property rights, which could expose us to increased costs and litigation.

We expect that we will be increasingly subject to infringement claims as the number of products and competitors grows and the functionality of products in different industry segments overlaps. Third parties may assert infringement claims against us in the future and their claims may or may not be successful. We could incur substantial costs in defending ourselves and our customers against their claims. Parties making their claims may be able to obtain injunctive or other equitable relief that could effectively block our ability to sell our products in the United States and abroad and could result in an award of substantial damages against us. In the event of a claim of infringement, we may be required to obtain one or more licenses from third parties. We cannot be sure that we can obtain necessary licenses from third parties at a reasonable cost or at all. Defense of any lawsuit or failure to obtain any required license could delay shipment of our products and increase our costs.

Year 2000 issues could negatively affect our business.

Although to date we have not experienced any material problems attributable to the year 2000 problem with respect to our software products and internal systems, it is possible that our current products could contain undetected errors or defects associated with year 2000 date functions that may result in material costs or liabilities to us in the future. Moreover, our software directly and indirectly interacts with a large number of third party hardware and software systems, each of which may contain or introduce undetected errors or defects. We are unable to predict to what extent our business may be affected if our software or the systems that operate in conjunction with our software experience a material year 2000 related failure. Any year 2000 defect in our products or the software and hardware systems with which our products operate, as well as any year 2000 errors caused by older non- current products that were not upgraded by our customers, could expose us to litigation that could require us to incur significant costs in defending the litigation or expose us to the risk of significant damages. The risks of this litigation may be particularly acute due to the mission-critical applications for which our products are used.

Promotional product versions may adversely impact our actual product sales.

Our marketing strategy relies in part on making elements of our technology available for no charge or at a very low price, either directly or by incorporating these elements into products offered by third parties, such as Microsoft, with whom we have strategic alliances. This strategy is designed to expose our products to a broader customer base than our historical customer base and to encourage potential customers to purchase an upgrade or other higher-priced product from us. We may not be able to introduce enhancements to our full-price products or versions of our products with intermediate functionality at a rate necessary to adequately differentiate them from the promotional versions, particularly in cases where our partners are distributing versions of our products with other desirable features, which could reduce sales of our products.

If we cannot successfully integrate our past and future acquisitions and achieve intended financial or strategic benefits, our revenues may decline and our expenses may increase.

We have acquired a number of businesses, technologies and products, most recently in January 2000. If we fail to achieve the intended financial or strategic benefits of past and future acquisitions, our operating results will suffer. Acquisitions entail numerous risks, including:

  difficulty with the assimilation of acquired operations and products;

  failure to achieve targeted synergies;

  inability to retain key employees of the acquired companies;

  loss of key business relationships of the acquired company; and

  diversion of the attention of our management team.

In addition, if we undertake future acquisitions, we may issue dilutive securities, assume or incur additional debt obligations, incur large one-time expenses or acquire intangible assets that would result in significant future amortization expense. Any of these events could harm our business.

The price of our common stock may fluctuate significantly, which may result in losses for investors.

The market price for our common stock may be volatile. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These include:

  actual or anticipated variations in our quarterly operating results;

  announcements of technological innovations or new products or services by us or our competitors;

  changes in earnings estimates by securities' analysts;

  statements by securities' analysts regarding our announced acquisitions;

  conditions or treends in the software industry; and

  changes in the economic performance and/or market valuations of other software and high-technology companies.

Because of the volatility, we may fail to meet the expectations of our stockholders or of securities analysts at some time in the future, and our stock could decline as a result.

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

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

PART II - Other Information

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

Beginning on October 10, 1997, a number of purported securities class actions were filed against the Company, two of its officers, and Cowen & Company. The cases were consolidated into one matter, Rational Software Corporation, et al., No. C 97-03740 (N.D. Cal.), pending in the United States District Court for the Northern District of California. The consolidated amended complaint alleges that defendants violated Sections 10(b) and 20A of the Securities Exchange Act of 1934 through the selective disclosure of material inside information regarding the Company's prospects and seeks unspecified damages on behalf of a class of stockholders who purchased the Company's common stock on October 8, 1997. The Court granted with leave to amend defendants motion to dismiss the Consolidated Amended Complaint. Plaintiffs' deadline to file an amended complaint is December 29, 1999. The parties have mutually agreed to extend this date to January 27, 2000. The Company believes the action is without merit and will continue to defend the case vigorously.

ITEM 6 - Exhibits and Reports on Form 8-K

Exhibit 10.1: Series A Preferred Stock Purchase Agreement between Catapulse Inc. and Rational Software Corporation, dated October 18, 1999.

Exhibit 10.2: Investor Rights Agreement between Catapulse Inc, and Rational Software Corporation, dated December 3, 1999.

Exhibit 10.3: Amended and Restated Investor Rights Agreement between Catapulse Inc, and Rational Software Corporation, dated December 3, 1999.

Exhibit 10.4: Termination of Right to Maintain Agreements between Catapulse Inc. and Messrs. Devlin and Levy, dated December 15, 1999.

Exhibit 10.5: Restricted Stock Purchase Agreement between Catapulse Inc. and Paul D. Levy, dated October 8, 1999.

Exhibit 10.6: Restricted Stock Purchase Agreement between Catapulse Inc. and Michael T. Devlin, dated October 8, 1999.

Exhibit 10.7: Stand-Alone Stock Option Agreement between Catapulse Inc. and Paul D. Levy, dated December 6, 1999.

Exhibit 10.8: Stand-Alone Stock Option Agreement between Catapulse Inc. and Michael T. Devlin, dated December 6, 1999.

Exhibit 10.9: Letter of Agreement between Catapulse Inc. and Messrs. Levy and Devlin, dated October 8, 1999.

Exhibit 27.1: Financial Data Schedule

(b) Reports on Form 8-K:

Item 2: On December 16, 1999 the Company filed Form 8-K regarding the closing of the investment in the Series A Preferred Stock of a newly formed corporation.

Item 2: On January 21, 2000 the Company filed Form 8-K regarding the closing of the acquisition of ObjecTime Limited.

RATIONAL SOFTWARE CORPORATION

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RATIONAL SOFTWARE CORPORATION

(Registrant)

By:	/s/ Timothy A. Brennan

Timothy A. Brennan
Senior Vice President Chief Financial Officer and Secretary
(Principal Accounting and Financial Officer)

Date: January 24, 2000