Form 10-K405
period 2000-03-31
RATIONAL SOFTWARE CORP
filed 2000-05-01
CIK 722056

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ---------------

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended March 31, 2000

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   At March 31, 2000, the aggregate market value of Registrant's voting stock held by nonaffiliates was $6,877,726,380. For the purposes of the preceding sentence only, "affiliates" is deemed to consist of executive officers and directors. At March 31, 2000, there were 90,242,679 shares of the Registrant's $0.01 par value Common Stock outstanding.

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

   Certain sections of the Registrant's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on July 20, 2000, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                    An Index to Exhibits Begins on Page 51

   The statements contained in this Annual Report on Form 10-K include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. Such forward-looking statements include without limitation statements regarding product development plans and schedules, relationships with strategic partners and other third parties, foreign currency fluctuations, competition, market conditions, Catapulse operations and results, year 2000 issues, future acquisitions, trends in overall revenues, revenue mix, software development costs, tax rates, tax net operating loss carryforwards, expenses, and other financial statement items. Rational's actual future results could differ materially from those projected in the forward-looking information. Factors that could cause actual results to differ materially include, without limitation, those identified in "Factors That May Affect Future Results" below.

                                    PART I

ITEM 1--BUSINESS

Overview

   We are a leading provider of integrated solutions that automate the software development process. Our integrated solutions include unified tools, software engineering best practices, and services that allow customers to successfully and efficiently develop and deploy software. Rational's solutions help customers organize, automate, and simplify the software development process and enable them to gain a competitive advantage by being able to more quickly develop and deploy high-quality, mission-critical software. The focus of our business is e-development, that is, helping customers rapidly develop high-quality software for the Internet-connected global economy. We serve customers in three principal categories that we refer to as e-business, e-infrastructure, and e-devices:

  . e-business customers include organizations that are leveraging the power of the Internet to improve their businesses by building business-to-business and/or business-to-consumer software. Our Internet e-business customers include Charles Schwab & Co., E*Trade, i2 Technologies, Merrill Lynch, and Siebel Systems.

  . e-infrastructure customers are building the physical and software infrastructure for the Internet and include communications as well as operating system and "middleware" software vendors. Our e-infrastructure customers include America Online, Cisco, Ericsson, IBM, Lucent, Microsoft, and Sun Microsystems.

  . e-devices customers are building devices with embedded software that provide connectivity to the Internet and other specialized networks. Our e-devices customers include Hewlett-Packard, Nokia, Motorola, Palm, Phillips, and Sony.

Industry Background

   The rapid growth of the Internet is driving the need for software and increasing the importance of software development. Software plays a central role in the development of e-commerce Web sites and related systems and is embedded in physical devices on which the Internet is built including routers, hubs, and switches, as well as everyday devices such as mobile phones, hand-held computing devices, and kitchen appliances.

   The challenge many companies face is that the significant growth in the demand for software outpaces their ability to design and build that software. Traditionally, organizations have been able to trade off speed for quality. However, in today's Internet-centric, rapidly changing business environment, organizations must increase the speed and quality of their software development; they can no longer afford to trade one off for the other. This "e-software paradox" becomes increasingly prevalent as software becomes more business-critical. Accordingly, it is becoming increasingly important for businesses to adopt more effective approaches to software development.

   In addition, software is becoming more complex, requiring coordinated teams of professionals to develop and deploy it. These teams are comprised of software professionals numbering in the millions and spanning multiple software engineering disciplines. These teams must work in unison to meet today's increased speed and quality needs. An increasing number of organizations are seeking to improve the efficiency of their software teams by addressing the fundamentals of software development at every stage: inception, analysis, design, development, test, and deployment. Organizations are finding that they can improve their software development by upgrading their best practices, applying advanced tools and leveraging the expertise of experienced vendors.

   Our target users are professionals on software development teams employed by businesses across a variety of industries. These software professionals span multiple software engineering disciplines--such as analysis, design, programming and testing--and now number in the millions.

The Rational Solution

   Our integrated e-development solution includes software development tools, software engineering best practices, and services that unify cross-functional software teams while also addressing the unique needs of each member of the team. Our solution covers the crucial phases of the software development life cycle and automates proven software development best practices. We also offer a range of services to our customers to help them better implement our solution. Our goal is to help organizations increase both the speed and quality of their software development.

   Our products and services:

  . Reduce time-to-market. Our products help organizations improve both individual and team productivity, reducing the time required to develop and deploy quality software.

  . Improve software quality. Our solution allows testers and developers to more quickly verify the reliability and functionality of their software. Using our solution teams can apply more automated testing techniques earlier in the product development cycle to uncover errors when they are significantly less costly to fix.

  . Improve application performance. We help customers identify performance bottlenecks and understand the impact of alternative deployment scenarios. Users of our solutions can estimate the performance of Internet and other applications under a variety of potential operating conditions.

  . Improve process maturity. Our integrated solution helps customers improve both the predictability and repeatability of their software development processes. Our products encourage teams to adopt proven software engineering best practices, which we deliver in an easy-to-access format directly from our tools.

  . Manage change more effectively. Our products help teams track project status and manage changes to evolving source code. Our solution helps organizations leverage technical resources wherever they are located, and allows multiple team members to work on the same project simultaneously.

Our Strategy

   Our mission is to ensure the successful software development efforts of our customers. Our strategy is to build customer relationships by offering comprehensive solutions to the software management problem through an integrated set of tools, best practices, and services. Key components of our strategy include:

  . Increasing adoption of our integrated solution. While we are the leading provider of integrated solutions that automate the software development process, we believe we are currently only serving a small portion of our potential market. We intend to continue to target new customers based on the proven benefits of our integrated solution. In addition, we intend to increase penetration of our existing customers by demonstrating the benefits of our additional products and services.

  . Extending product leadership. We intend to continuously improve the functionality of our products and services to meet the evolving needs of our customers. We intend to continue to leverage our strong relationship with the software development community as well as our industry knowledge and expertise to ensure that we maintain our product leadership. In addition, we will continue to invest significant resources in research and development to improve our existing products and develop new products.

  . Acquiring or investing in complementary products. To achieve our objective of providing the most comprehensive software development solution, we have from time to time acquired businesses, products, or technologies that are complementary to our business. For example, our acquisition of ObjecTime extends our capabilities in real-time embedded systems development. We intend to acquire or invest in other leading technologies that address the needs of our customers and that we can integrate into our product family.

  . Continuing to form key strategic alliances. We intend to continue to develop long-term strategic relationships with leading software and hardware vendors to increase our exposure to potential users and thereby expand our customer base. Consistent with this strategy, we have entered into strategic alliances with IBM, Microsoft, Intel, and Hewlett-Packard. Our strategic alliances provide for such things as technology cross-licensing, joint development projects, and joint marketing programs.

Products and Services

 Rational Unified Process

   Rapid delivery of high-quality software requires cohesive teamwork and a predictable, well-understood process. Rational satisfies this need with the Rational Unified Process, a set of software engineering best practices optimized for rapid development of high-quality software. The Rational Unified Process combines lessons learned from thousands of customer engagements with the expertise of industry thought leaders. Its entire contents--including prescriptive guidelines, templates, and examples--can be directly accessed from any Rational tool through seamless integrations that make the process practical. When combined with our comprehensive services and team unifying tools, the Rational Unified Process serves as a recipe for rapid delivery of high-quality software.

 Rational Integrated Solutions

   Our products span the software development life cycle. Rational products are available in individual editions that address the unique needs of specific software engineering disciplines, such as project scheduling, system definition, software development, content management, and system testing. In addition, many Rational products are available in tightly integrated suite editions. Our suite editions unify cross-functional teams by automating the flow of project artifacts and providing shared access to common data. They provide an easy way for customers to acquire and deploy complete software development solutions.

 Rational Suites

   The Rational Suite family provides tightly integrated solutions that make it easy for customers to acquire and deploy complete software development solutions. We design each suite around the needs of the various software engineering disciplines that are part of every software development team. Each suite also includes a core set of team-unifying tools to improve the productivity of the entire team.

  . Rational Suite AnalystStudio is an answer to the problems facing today's analysts. Analysts are responsible for collecting, managing, and communicating project requirements to the entire team. Rational Suite AnalystStudio optimizes the analyst's effectiveness by combining powerful tools that collect enhancement requests, manage requirements information, and visually model use cases for better communication.

  . Rational Suite DevelopmentStudio is a complete solution for software architects and developers. Architects and developers are responsible for designing software systems and developing code.

     Rational Suite DevelopmentStudio combines the power of visual modeling for software design and automated testing to improve the quality of the code before it is handed off to quality assurance professionals.

  . Rational Suite DevelopmentStudio RealTime Edition provides an integrated solution for software teams developing complex, real-time embedded software applications used in cell phones, pagers, routers, hubs, and other products fueling the Internet economy. It combines the power of visual modeling and automated testing with advanced features optimized for the unique challenges of real-time engineering.

  . Rational Suite TestStudio is a fully integrated suite of testing tools that automates test planning, test developments, test execution, and defect tracking. Designed for testing and quality assurance professionals who ensure software systems meet quality standards as well as end-user requirements, it ensures that a common set of testing tools, methods, metrics, and data are used by the entire project team.

  . Rational Suite PerformanceStudio provides an accurate prediction of an application's performance under load by enabling organizations to test their e-business, ERP, and client/server applications as their users will experience it. Designed for performance engineers and performance testers, Rational Suite PerformanceStudio integrates functional and system performance testing to deliver the information needed to make critical development, deployment, and resource planning decisions.

  . Rational Suite Enterprise combines all of the tools of Rational Suite AnalystStudio, DevelopmentStudio, and TestStudio. Designed for project leaders and other practitioners who span multiple functional boundaries, Rational Suite Enterprise provides a complete software development solution in one easy-to-acquire package.

 Configuration and Change Management Solutions

   Rational's configuration and change management products unify software teams by providing comprehensive support for development teams working in parallel on shared project artifacts, such as source code, binary files, software models, requirements documents, test cases, and project reports.

  . Rational ClearCase is our configuration management solution. ClearCase accelerates development cycles, ensures the accuracy of releases, and enables teams to reliably build and patch previously shipped products. It provides secure and reliable access to project artifacts, allowing teams to share their work. ClearCase maintains a full audit trail of who changed what, when, where, and why, manages multiple versions of software artifacts, and reliably performs "builds" of software systems. Rational ClearCase MultiSite supports geographic distribution of software development teams working on shared sets of artifacts.

  . Rational ClearQuest is a flexible defect tracking/change request management system for tracking and reporting on defects and other types of change requests throughout the development life cycle. ClearQuest provides reliable project metrics and is fully customizable. ClearQuest helps project teams ensure that change occurs in a managed fashion.

   Combined, Rational ClearCase and Rational ClearQuest offer Unified Change Management (UCM), an automated process for managing changes to project activities and artifacts. UCM helps teams get up and running quickly by providing built-in project workflow and change management support. Its activity-based approach helps teams work more intuitively by focusing on high-level activities instead of individual changes to files.

 Requirements Management Solutions

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

 Visual Modeling Solutions

  . Rational Rose is a Unified Modeling Language (UML)-based software modeling tool for designing component-based applications. The UML, pioneered by Rational and officially adopted as a standard by the Object Management Group (OMG), is the industry-standard language for specifying, visualizing, constructing, and documenting the artifacts of a software system. COM, ActiveX, and JavaBean components can be reverse engineered to derive interfaces and determine the interrelationships of all components within a model. Rose gives developers the ability to mix and match multiple languages, such as C++, Visual Basic, and Java, within the same model.

  . Rational Rose RealTime is a visual modeling environment designed specifically to address the needs of software teams that manage and deliver real-time software applications. Rational Rose RealTime combines market-leading visual modeling technology with advanced model execution and code generation technology. Rose RealTime also supports the Unified Modeling Language (UML).

 Automated Testing Solutions

   Rational's solutions for automated testing help testers and developers verify the reliability and functionality of their software and improve its performance.

  . Rational Robot lets the user create, modify, and run automated tests on Web, ERP, and client/server applications. This test automation solution offers reusability and portability of test recordings across Windows platforms to provide one recording that plays back on all Windows platforms. Rational TestFactory automates the creation of test scripts-- so testers do not have to invest significant amounts of time developing test scripts. Robot and TestFactory are key components of Rational Suite TestStudio. Rational LoadTest offers load, stress, and multi-user testing of client/server applications. It automates the use of multiple transactions from a single test script, the creation of workloads for 10 or 10,000+ users, and the insertion of production-level timing characteristics.

  . Rational Visual Test, an automated, language-independent, software-testing tool, is designed to test proper software functionality by rapidly creating tests for applications of virtually any size and created in any implementation language by capturing those tests for later reuse.

  . Rational Purify, Rational PureCoverage, and Rational Quantify are designed to help developers and testers verify the reliability of their software. Purify employs patented object-code insertion (OCI) technology to executable code and automatically detects many common runtime errors. PureCoverage also employs OCI technology to analyze executable code and to report which parts of the code have not been executed and tested. Quantify helps developers verify software performance by measuring where time is spent during software execution and by providing users with accurate data on potential performance bottlenecks. This data tells users what portions of the application need to be tuned or revised to improve performance.

 Integrated Development Environment Solutions

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

 Technical Consulting and Customer Support Services

   Rational offers its customers the benefits of nearly 20 years of experience in developing and applying tools and proven best practices for software development. This experience is drawn from hundreds of Rational software consultants working directly with customers, and from extensive internal use of Rational tools. Rational's professional services facilitate customer adoption of these tools and best practices, maximizing the probability of project success. Customers are able to take full advantage of our experience, avoid common pitfalls, and get maximum value from their investment in Rational's solution.

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

 Business Alliances

   Rational works with numerous strategic partners for e-business, e-device, and e-infrastructure platforms and applications. In this context, Rational works with vendors such as Microsoft, IBM, Intel, Sun Microsystems, Peoplesoft, Oracle, Hewlett-Packard, SGI, and others. These relationships may include technology cross-licensing arrangements and cooperative marketing relationships as well as exchange of development plans and strategic directions. Rational's relationship with Microsoft includes, among other things, Rational providing certain visual modeling technology to Microsoft that is included in Microsoft's Visual Studio Products.

   See "Factors That May Affect Future Results: We depend on strategic relationships and business alliances for continued growth of our business."

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

   Rational's research and development staff, including product development, product support, and technical writing personnel, consisted of 690 employees as of March 31, 2000. Rational's total research and development expenses were approximately $102.8 million, $71.9 million, and $61.6 million in fiscal years 2000, 1999, and 1998, respectively. As a result of our merger with Pure Atria, accounted for as a pooling of interests, research and development costs are presented on a combined basis for fiscal 1998.

 Customers and Applications

   More than 617,000 licenses of Rational's software products, exclusive of Rational Visual Test, have been sold to more than 39,000 customers worldwide. No single customer accounted for 10% or more of revenues in fiscal 2000. Rational's comprehensive solution of software-development tools and professional services is used by major organizations in many industry segments to design, build, and maintain complex software systems.

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

   Rational's sales, marketing, and professional services organization consisted of 1,701 employees as of March 31, 2000. This organization operated out of corporate headquarters in Cupertino, California, operations in Lexington, Massachusetts, and from field offices in other locations throughout North America, Europe, and the Asia/Pacific region. Rational's direct international operations are staffed almost exclusively by local personnel. Additionally, Rational also has distributors and resellers in the same regions.

   In support of its sales efforts, Rational's marketing department conducts comprehensive programs, which include:

  .  maintenance of an extensive World Wide Web site;

  .  an electronic subscription service for news announcements about
     Rational;

  .  print and web advertising;

  .  public relations and industry analyst communications;

  . trade shows, technical seminars, webinars, and the annual international Rational User Conference;

  . direct mail promotions and other mailings to keep its prospects and customers informed;

  .  creation of sales brochures, multi-media CD's, and technical papers;

  . management of marketing activities and promotions with members of the Rational Unified Partners program;

  .  internal sales product training.

   International sales accounted for approximately 41%, 40%, and 34% of the Company's revenues in fiscal 2000, 1999, and 1998, respectively, and we expect that international sales will continue to account for a significant portion of our revenues in the future. International sales are subject to inherent risks, including:

  .  unexpected changes in regulatory requirements and tariffs;

  .  difficulties in staffing and managing foreign operations;

  .  longer payment cycles;

  .  greater difficulty in accounts receivable collection;

  .  potentially adverse tax consequences;

  .  price controls or other restrictions on foreign currency;

  .  difficulties in obtaining export and import licenses.

   Any material adverse effect on our international business would be likely to materially and adversely affect our business, operating results, and financial condition as a whole. There can be no assurance that we will not experience a material adverse impact on our financial condition and results of operations from fluctuations in foreign currencies or from macroeconomic problems in various markets or geographies in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations:
Overview; Revenue; International Sales."

 Product Pricing

   Rational's software licenses are generally perpetual, fully paid-up floating or node-locked licenses. Floating licenses limit the number of simultaneous users on a network instead of being associated with a specific user or computer. Node-locked licenses limit a software license to a single computer. We also offer other kinds of licenses, such as project licenses that provide selected Rational tools to all the developers working on a specific project.

   We also offer a support program that entitles a licensee to receive all enhancements and upgrades to the licensed product that are published in the succeeding 12-month period, as well as certain other support services. Annual fees for support generally range from 15% to 25% of the software license fee.

   Rational's packaged training courses are offered in the form of open-enrollment public courses and in-house courses at customer facilities. Additionally, Rational offers packaged consulting services that are generally priced on a time-and-materials basis.

   See "Factors That May Affect Future Results: Promotional product versions may adversely impact our actual product sales."

 Competition

   The industry for automating software application development and management is extremely competitive and rapidly changing. We expect to continue to experience significant and increasing levels of competition in the future. Bases of competition include:

  .  corporate and product reputation;

  .  innovation with frequent product enhancement;

  . breadth of integrated product lines and the availability of integrated suites and bundles;

  .  product architecture, functionality, and features;

  .  product quality, performance, and ease of use;

  .  quality of support and availability of technical consulting services;

  .  price.

   We face intense competition for each product in our product lines, generally from both Windows and UNIX vendors. Because individual product sales are often the first step in a broader customer relationship, our success will depend in part on our ability to successfully compete with numerous competitors at each point in their product lines.

   We face competition from software development tools and processes developed internally by customers, including ad hoc integrations of numerous stand-alone development tools. Customers may be reluctant to purchase products offered by independent vendors such as ours. As a result, we must educate prospective customers about the advantages of our products versus internally developed software quality systems.

   Rational faces competition from, among others, Aonix, Compaq, Computer Associates, Compuware, Continuus Software Corporation, Cyrano, GEC-Marconi, Green Hills Software, Hewlett-Packard, IBM, Merant, plc (formerly Intersolv, Inc.), Mercury Interactive Corporation, Microsoft, Oracle, Mortice Kern Systems (MKS), Perforce Software, Platinum Technology, Inc., Princeton Softech, Inc., Segue Software, Inc., SGI, SQL Software LTD., StarBase Corporation, Sun Microsystems, Sybase Inc., Teradyne, and True Software, as well as numerous other public and privately held software application development and tools suppliers. We expect additional competition from other established and emerging companies.

   We believe we are well-positioned to compete due to the combination of our:

  . integrated family of products supporting component-based development throughout the software development life cycle;

  .  emphasis on controlled iterative development and visual modeling;

  .  architecture-driven process;

  . extensive major-account direct sales and technical consulting organization;

  . supporting channels such as telesales, VARs, distributors, and the World Wide Web.

   We believe that the increased level of competition we observed in fiscal 2000 will continue to increase. Certain of our competitors are more experienced than we in the development of software engineering tools, databases, or software development products. Some of our competitors have, and new competitors may have, larger technical staffs, more established distribution channels, and greater financial resources than we do. There can be no assurance that either existing or new competitors will not develop products that are superior to our products or that achieve greater market acceptance. Our future success will depend in large part on our ability to increase our share of target markets and to license additional products and product enhancements to existing customers. Future competition may result in price reductions, reduced margins, or loss of sales, which in turn would have a material adverse effect on our business, results of operations, and financial condition.

 Intellectual Property

   We regard our software as proprietary and attempt to protect it under a combination of copyright, trademark, patent, and trade-secret laws, employee and third-party nondisclosure agreements, and other methods of protection. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of our products or to reverse engineer or obtain and use information we regard as proprietary. Although our competitive position may be affected by our ability to protect our proprietary information, we believe that trademark and copyright protections are less significant to our success than are other factors, such as trade-secret protection, the knowledge, ability, and experience of our personnel, name recognition, and ongoing product development and support.

   Our software products are generally licensed to end users on a right-to-use basis pursuant to a perpetual license. We license our products primarily under "shrink-wrap" licenses (that is, licenses included as part of the product packaging). Shrink-wrap licenses are not negotiated with or signed by individual licensees and purport to take effect upon the opening of the product package. Certain provisions of such licenses, including provisions protecting against unauthorized use, copying, transfer, and disclosure of the licensed program, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some countries do not protect our proprietary rights to the same extent as do the laws of the United States.

   As the number of software products in the industry increases and the functionality of these products further overlaps, we believe that software programs will increasingly become subject to infringement claims. There can be no assurance that third parties will not assert infringement claims against us in the future with respect to current or future products. Any such assertion could require us to enter into royalty arrangements or result in costly litigation.

 Employees

   We believe our success will depend in part on our continued ability to attract and retain highly qualified personnel in a competitive market for experienced and talented software engineers and sales and marketing personnel. Our employees are not represented by any collective bargaining organization, and we have never experienced a work stoppage. As of March 31, 2000, our employee base is as follows:

  .  product development and support, 690 employees

  .  sales, marketing, and technical consulting, 1,701 employees

  .  finance and administration, 324 employees

  .  total full-time personnel, 2,715 employees

                                  MANAGEMENT

   The following table sets forth certain information with respect to the executive officers and directors of Rational as of the date hereof.

Name                                                      Position
----                                                      --------
Paul D. Levy............ Founder and Chairman of the Board
Michael T. Devlin....... Founder, Chief Executive Officer and Director
Thomas F. Bogan......... President and Chief Operating Officer
David H. Bernstein...... Senior Vice President and General Manager, Products
Timothy A. Brennan...... Senior Vice President, Chief Financial Officer, and Secretary
James P. Cluchey........ Senior Vice President, International Field Operations
Kevin J. Haar........... Senior Vice President, Worldwide Field Operations
Dean Leffingwell........ Senior Vice President, Process and Project Management Products
John R. Lovitt.......... Senior Vice President, Professional Services
Joseph N. Marasco....... Senior Vice President and General Manager
James McGee............. Senior Vice President and General Manager, Modeling and Developer Products
Eric L. Schurr.......... Senior Vice President and General Manager, Marketing and Suite Products

   Mr. Levy, age 44, cofounded Rational in 1981 and is currently Chairman of the Board. Before April 1999, Mr. Levy also served as Chief Executive Officer of Rational. Mr. Levy currently serves as a director of Broadbase
Software Inc.

   Mr. Devlin, age 45, cofounded Rational in 1981 and is currently Chief Executive Officer and Director. Before September 1996, Mr. Devlin served as Chairman of the Board of Rational.

   Mr. Bogan, age 48, was named Rational's President and Chief Operating Officer in April 2000. From April 1999 until April 2000, Mr. Bogan served as Senior Vice President and Chief Operating Officer. From 1997 to 1999 he served as Vice President and General Manager, Automated Test. From July 1996 until February 1997, Mr. Bogan served as Senior Vice President, Finance and Administration, Chief Financial Officer, Treasurer, and Assistant Secretary of SQA, Inc. From 1993 to 1996 Mr. Bogan was President and Chief Executive Officer of Pacific Data Products, Inc., a printer peripherals and networking vendor.

   Mr. Bernstein, age 48, joined the Company in 1982 and has served as Senior Vice President and General Manager, Products since 1996. Prior to this, he held various management positions with the Company, most recently as Senior Vice President and General Manager, Object Technology Products.

   Mr. Brennan, age 44, joined the Company in 1994 and has served as Senior Vice President, Chief Financial Officer, and Secretary since January 1998. From 1995 until 1998 Mr. Brennan served as Vice President, Finance and Administration. From 1994 to 1995, he served as the Company's Controller.

   Mr. Cluchey, age 52, currently serves as Senior Vice President, International Field Operations. From 1997 to 1999 he served as Vice President, International Field Operations. From 1995 to February 1997, Mr. Cluchey served as Vice President and Managing Director of European Operations of SQA, Inc.

   Mr. Haar, age 43, joined the Company in 1986 and currently serves as Senior Vice President, Worldwide Field Operations. Prior to April 2000, he held various management positions with the Company, most recently Senior Vice President, The Americas Field Operations.

   Mr. Leffingwell, age 50, was named Senior Vice President, Process and Project Management Product in 1999. In 1998, he served as Vice President and General Manager, Rational University. From 1997 to 1998 he served as Vice President and General Manager, Requirements Management Business Unit. Prior to joining Rational, he served as Chief Executive Officer of Requisite, Inc., which he cofounded in 1994.

   Mr. Lovitt, age 55, joined the Company in 1986 and currently serves as Senior Vice President, Professional Services. From 1996 to 1999 he served as Senior Vice President, Worldwide Field Operations. From 1990 to 1996
Mr. Lovitt served as Vice President, and subsequently Senior Vice President, North American Field Operations.

   Mr. Marasco, age 54, joined the Company in 1986 and has served as Senior Vice President and General Manager since 1999. Prior to this, he held various management positions with the Company, most recently as Senior Vice President, Operations.

   Mr. McGee, age 48, joined Rational as Senior Vice President and General Manager, Modeling and Developer Products, in January 2000 when Rational acquired ObjecTime Ltd. Prior to joining Rational, he served as the President and Chief Executive Officer of ObjecTime Limited, and had been one of its founders in 1992.

   Mr. Schurr, age 42, currently serves as Senior Vice President and General Manager, Marketing and Suite Products. During 1998 he served as Senior Vice President, Marketing and Windows Suite Products. From 1997 to 1998 Mr. Schurr served as Vice President, Product Marketing Commercial IS Products. From 1994 to February 1997, Mr. Schurr served as Vice President, Product Management and Marketing of SQA.

Factors That May Affect Future Results

 Significant unanticipated fluctuations in our quarterly revenues and operating results may cause us not to meet securities analysts' or investors' expectations and may result in a decline in the price of our Common Stock.

   Our net revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. If our revenues, operating results, earnings, or future projections are below the levels expected by securities analysts, our stock price is likely to decline.

   Factors that may cause quarterly fluctuations in our operating results include:

  .  the discretionary nature of our customers' purchase and budget cycles;

  .  difficulty predicting the size and timing of customer orders;

  .  long sales cycles;

  .  seasonal variations in operating results;

  . introduction or enhancement of our products or our competitors' products;

  . changes in our pricing policies or the pricing policies of our competitors;

  .  an increase in our operating costs;

  .  whether we are able to expand our sales and marketing programs;

  .  the mix of our products and services sold;

  .  the level of sales incentives for our direct sales force;

  . the mix of sales channels through which our products and services are sold;

  .  the mix of our domestic and international sales;

  .  an increase in the level of our product returns;

  .  fluctuations in foreign currency exchange rates;

  .  costs associated with acquisitions; and

  .  global economic conditions.

   In addition, the timing of our product revenues is difficult to predict because our sales cycles vary substantially from product to product and customer to customer. We base our operating expenses on our expectations regarding future revenue levels. As a result, if total revenues for a particular quarter are below our expectations, we could not proportionately reduce operating expenses for that quarter. Therefore, a revenue shortfall would have a disproportionate effect on our operating results for that quarter. In addition, because our service revenues are largely correlated with our license revenues, a decline in license revenues could also cause a decline in our service revenues in the same quarter or subsequent quarters.

   As a result of these and other factors, our operating results are subject to significant variation from quarter to quarter, and we believe that period-to-period comparisons of our results of operations are not necessarily useful. If our operating results are below investors' or securities analysts' expectations, the price of our Common Stock could decline significantly.

 If market acceptance of our sophisticated software development tools fails to grow adequately, our business may suffer.

   Our future growth and financial performance will depend in part on broad market acceptance of off-the-shelf products that address critical elements of the software development process. Currently, the number of software developers using our products is relatively small compared with the number of developers using more traditional technology and products, internally developed tools, or manual approaches. Potential customers may be unwilling to make the significant capital investment needed to purchase our products and retrain their software developers to build software using our products rather than traditional techniques. Many of our customers have purchased only small quantities of our products, and these or new customers may decide not to broadly implement or purchase additional units of our products.

 If industry standards relating to our business do not gain general acceptance, we may be unable to continue to develop and market our products and our business may suffer.

   Our future growth and financial performance depends on the development of industry standards that facilitate the adoption of component-based development, as well as enhance our ability to play a leading role in the establishment of those standards. For example, we developed the Unified Modeling Language for visual modeling, which was adopted by the Object Management Group, or OMG, a software industry consortium, for inclusion in its object analysis and design facility specification. The official sanction in the future of a competing standard by the OMG or the promulgation of a competing standard by one or more major platform vendors could harm our marketing and sales efforts and, in turn, our business.

 If we do not develop and enhance new and existing products to keep pace with technological, market, and industry changes, our revenues may decline.

   The industry for tools automating software application development and management is characterized by rapid technological advances, changes in customer requirements, and frequent new product introductions and enhancements. If we fail to anticipate or respond adequately to technology developments, industry standards, or practices and customer requirements, or if we experience any significant delays in product development, introduction, or integration, our products may become obsolete or unmarketable, our ability to compete may be impaired, and our revenues may decline. We must respond rapidly to developments related to Internet and intranet applications, hardware platforms, operating systems, and programming languages. These developments will require us to make substantial product-development investments.

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

   The industry for tools that automate software development and management is extremely competitive and rapidly changing. We expect competition to intensify in the future. We believe our continued success will become increasingly dependent on our ability to:

  . support multiple platforms, including Microsoft Windows and Windows NT, IBM, commercial UNIX, and Linux;

  . use the latest technologies to support Web-based development of business-critical applications;

  . develop and market a broader line of products for programming languages such as C++, Visual Basic, Java, Visual Java++, and Java Beans; and

  . continually support the rapidly changing standards and technologies used in the development of Web-based applications as well as off-the-shelf products.

   We face intense competition for each of our products, generally from both Windows and UNIX vendors. Because individual product sales often lead to a broader customer relationship, each of our products must be able to successfully compete with numerous competitors' offerings. Many of our competitors or potential competitors are much larger than we are and may have significantly more resources and more experience. Moreover, many of our strategic partners compete with each other and this may adversely impact our relationship with an individual partner or a number of partners.

 The recent formation of Catapulse, a new Internet company, by our founders could divert the attention of our management away from our business and affairs, creating potential conflicts of interest.

   On December 3, 1999, we closed a $50,000,000 investment in the Series A Preferred Stock of Catapulse, founded by Paul Levy and Mike Devlin. As of March 31, 2000, after taking into account additional investments by third parties in Catapulse, our Series A Preferred Stock represented approximately 40% of the voting power of the outstanding capital stock of this entity. Paul Levy serves as its Chief Executive Officer and Mike Devlin serves as the Vice-Chairman of the board of directors. Catapulse's board of directors is made up of five directors. Rational has the right to designate two of the members of its board of directors. As of the date hereof, four of its directors also serve on our board of directors. Paul Levy and Mike Devlin will continue in their roles as our Chairman of the Board and Chief Executive Officer, respectively. Catapulse is a business-to-business application service provider that will focus on developing a portal to meet the needs of the global community of software professionals. Catapulse also intends to develop an electronic marketplace for products and services relating to software development and intends to develop and deploy a hosted development service for Internet software development. Rational and Catapulse intend to enter into a strategic business relationship on terms negotiated at arms-length. This strategic relationship could give rise to conflicts of interest involving the two companies and the founders in the future. In addition, Catapulse could divert the attention of Paul Levy and Mike Devlin away from the business and affairs of Rational.

 If we are unable to manage our growth, our business will suffer.

   We have experienced rapid growth in recent years. This growth has placed a significant strain on our financial, operational, management, marketing, and sales systems and resources. If we are unable to effectively manage growth, our business, competitive position, results of operations, and financial condition could suffer.

   To achieve and manage continued growth, we must continue to expand and upgrade our information-technology infrastructure and its scalability, including improvements to various operations, financial, and management information systems, and expand, train, and manage our work force. We may not be successful in implementing these initiatives effectively and in a timely fashion.

 Our international operations expose us to greater management, collections, currency, intellectual property, regulatory, and other risks.

   International sales accounted for approximately 41% of our revenues in fiscal 2000, 40% in 1999, and 34% in 1998. We expect that international sales will continue to account for a significant portion of our revenues in future periods. Our business would be harmed if our international operations experienced a material downturn. In addition, international sales are subject to inherent risks, including:

  .  unexpected changes in regulatory requirements and tariffs;

  .  unexpected changes in global economic conditions;

  .  difficulties in staffing and managing foreign operations;

  .  longer payment cycles;

  .  greater difficulty in accounts receivable collection;

  .  potentially adverse tax consequences;

  .  price controls or other restrictions on foreign currency;

  .  difficulties in obtaining export and import licenses;

  .  costs of localizing products for some markets;

  .  lack of acceptance of localized products in international markets; and

  .  the effects of high local wage scales and other expenses.

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

 If we lose key personnel or cannot hire enough qualified personnel, our ability to manage our business, develop new products, and increase our revenues will suffer.

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

   We currently distribute our products primarily through field sales personnel teamed with highly trained technical support personnel as well as through our telesales organizations, our Web site, and indirectly through channels such as value-added resellers and distributors. Our ability to achieve revenue growth in the future will depend in large part on our success in expanding our direct sales force and in maintaining a high level of technical consulting, training, and customer support.

 We depend on strategic relationships and business alliances for continued growth of our business.

   Our development, marketing, and distribution strategies rely increasingly on our ability to form long-term strategic relationships with major software and hardware vendors, many of whom are substantially larger than Rational. These business relationships often consist of cooperative marketing programs, joint customer seminars, lead referrals, or joint development projects. Although certain aspects of some of these relationships are contractual in nature, many important aspects of these relationships depend on the continued cooperation of each party with us. Merger activity, such as the acquisition of ObjecTime Ltd., may disrupt these relationships or activities, and some companies may reassess the value of their relationship with us as a result of this merger activity. Divergence in strategy or change in focus by or competitive product offerings by any of these companies may interfere with our ability to develop, market, sell, or support our products, which in turn could harm our business. In addition, one or more of these companies may use the information they gain from their relationship with us to develop or market competing products.

 Our products could contain software defects that could reduce our revenues and make it more difficult for us to achieve market acceptance of our products.

   Software products as complex as those sold by us often contain undetected errors, or "bugs," or performance problems. These defects are most frequently found during the period immediately following the introduction of new products or enhancements to existing products. Despite extensive product testing prior to introduction, our products have in the past contained software errors that were discovered after commercial introduction. Errors or performance problems may also be discovered in the future. Any future software defects discovered after shipment of our products could result in loss of revenues or delays in market acceptance, which could harm our business. Further, because we rely on our own products in connection with the development of our software, these errors may make it more difficult to sell our products in the future.

 If we fail to adequately protect our intellectual property rights, competitors may use our technology and trademarks, which could weaken our competitive position, reduce our revenues, and increase our costs.

   We rely on a combination of copyright, trademark, patent, and trade-secret laws, employee and third-party nondisclosure agreements, and other arrangements to protect our proprietary rights. Despite these precautions, it may be possible for unauthorized third parties to copy our products or obtain and use information that we regard as proprietary to create products that compete against ours. In addition, some license provisions protecting against unauthorized use, copying, transfer, and disclosure of our licensed programs may be unenforceable under the laws of certain jurisdictions and foreign countries.

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

   We also rely on some software that we license from third parties, including software that is integrated with internally developed software and used in our products to perform key functions. These third-party software licenses may not be available to us on commercially reasonable terms or at all. Further, the software may not be appropriately supported, maintained, or enhanced by the licensors. The loss of licenses to or the inability to support, maintain, and enhance any of this software could result in increased costs or in delays or reductions in our product shipments until equivalent software could be developed, identified, licensed, and integrated.

 Third parties could assert that our software products and services infringe on their intellectual property rights, which could expose us to increased costs and litigation.

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

   Although to date we have not experienced any material problems attributable to the year 2000 problem with respect to our software products and internal systems, it is possible that our current products could contain undetected errors or defects associated with year 2000 date functions that may result in material costs or liabilities to us in the future. Moreover, our software directly and indirectly interacts with a large number of third-party hardware and software systems, each of which may contain or introduce undetected errors or defects. We are unable to predict to what extent our business may be affected if our software or the systems that operate in conjunction with our software experience a material year 2000 related failure. Any year 2000 defect in our products or the software and hardware systems with which our products operate, as well as any year 2000 errors caused by older non-current products that were not upgraded by our customers, could expose us to litigation that could require us to incur significant costs in defending the litigation or expose us to the risk of significant damages. The risks of this litigation may be particularly acute due to the mission-critical applications for which our products are used.

 Promotional product versions may adversely impact our actual product sales.

   Our marketing strategy relies in part on making elements of our technology available for no charge or at a very low price, either directly or by incorporating these elements into products offered by third parties, such as Microsoft, with whom we have strategic alliances. This strategy is designed to expose our products to a broader customer base than to our historical customer base and to encourage potential customers to purchase an upgrade or other higher-priced product from us. We may not be able to introduce enhancements to our full-price products or versions of our products with intermediate functionality at a rate necessary to adequately differentiate them from the promotional versions, particularly in cases where our partners are distributing versions of our products with other desirable features, which could reduce sales of our products.

 If we cannot successfully integrate our past and future acquisitions and achieve intended financial or strategic benefits, our revenues may decline and our expenses increase.

   We have acquired a number of businesses, technologies, and products, most recently in January 2000. If we fail to achieve the intended financial or strategic benefits of past and future acquisitions, our operating results will suffer. Acquisitions entail numerous risks, including:

  .  difficulty with the assimilation of acquired operations and products;

  .  failure to achieve targeted synergies;

  .  inability to retain key employees of the acquired companies;

  .  loss of key business relationships of the acquired company; and

  .  diversion of the attention of our management team.

   In addition, if we undertake future acquisitions, we may issue dilutive securities, assume or incur additional debt obligations, incur large, one-time expenses, or acquire intangible assets that would result in significant future amortization expense. Any of these events could harm our business.

   Revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. Because staffing and operating expenses are based on anticipated revenue levels and a high percentage of the costs are fixed, small variations in the timing of the recognition of specific revenues could cause significant variations in operating results from quarter to quarter. Historically, the Company has earned a substantial portion of its revenues in the last weeks of the quarter. To the extent these trends continue, the failure to achieve such revenues in the last weeks of any given quarter will have a material adverse effect on the Company's financial results for that quarter. The Company's revenues are difficult to forecast because Rational's sales cycles, from initial evaluation to purchase, vary substantially from customer to customer and from product to product, and because the markets for Rational's products are rapidly evolving. In addition, the Company's results will be affected by the number, timing, and significance of new product announcements by it and its competitors, its ability to develop, introduce, and market new, enhanced, and integrated versions of its products on a timely basis, the level of product and price competition, changes in operating expenses, changes in average selling prices and product mix, any changes in its sales incentive strategy, the experience level of and any changes in sales personnel, any changes in sales cycles, the mix of direct and indirect sales, product returns, and general economic factors, among others. The Company's sales will also be sensitive to existing and prospective customers' budgeting practices and global economic conditions.

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

   Due to all of the foregoing factors, it is possible that in some future quarter, Rational's operating results will be below the expectations of public market analysts and investors. In such an event, the price of Rational's Common Stock would likely be materially adversely affected, and significant declines in stock prices frequently result in costly and lengthy securities litigation, with its attendant costs, distraction, and liability exposure.

ITEM 2--PROPERTIES

   Rational's headquarters are located in a leased facility, in Cupertino, California, consisting of approximately 101,000 square feet of office space occupied under a lease expiring in January 2007. Rational also leases approximately 95,000 square feet of office space in Santa Clara, California, under a lease expiring in January 2001, with a renewal option for an additional five years, and approximately 178,000 square feet of office space in Lexington, Massachusetts, under a multiple leases expiring through December 2004. The Company has additional field sales and software development offices in the Americas, Europe, and Asia/Pacific regions.

ITEM 3--LEGAL PROCEEDINGS

   The following actions have been filed against the Company, officer Paul D. Levy, Cowen & Company and an individual Cowen employee, analyst Rehan Syed. The action, In re Rational Software Securities Litigation, No. 21001-JF (N.D. Cal. May 26, 1998) is a consolidated action supplanting prior complaints filed against defendants. The actions are putative shareholder class action lawsuits. The complaint alleges that defendants violated Sections 10(b) and 20A of the Securities Exchange Act of 1934 through the selective disclosure of material inside information regarding the Company's prospects and seek damages on behalf of a class of shareholders who purchased the Company's Common Stock on October 8, 1997. Plaintiffs have dismissed the Complaint as against the Company and Mr. Levy.

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

                                    PART II

ITEM 5--MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

   The Company's Common Stock is traded on the NASDAQ national market under the symbol RATL. As of March 31, 2000, there were approximately 1,047 stockholders of record of the Company's Common Stock. The Company has not, since its formation, declared or paid any cash dividends on its Common Stock. The Company intends to employ all available funds for the development of its business and, accordingly, does not intend to declare or pay any cash dividends in the foreseeable future.

   The following table sets forth the range of high and low bids for the Company's Common Stock as quoted on the NASDAQ national market for Rational Common Stock for the periods indicated:

                                                                  High    Low
                                                                 ------- ------
   Fiscal year ended March 31, 2000:
   Fourth Quarter............................................... $105.00 $42.31
   Third Quarter................................................   53.69  27.88
   Second Quarter...............................................   40.00  26.38
   First Quarter................................................   37.50  21.88

   Fiscal year ended March 31, 1999:
   Fourth Quarter............................................... $ 35.63 $22.88
   Third Quarter................................................   27.36  10.88
   Second Quarter...............................................   18.94  10.50
   First Quarter................................................   18.13  12.25

   The foregoing reflects interdealer prices without retail markup, markdown, or commissions and may not necessarily reflect actual transactions.

ITEM 6--SELECTED FINANCIAL DATA

                                      Fiscal Year Ended March 31,
                             -------------------------------------------------
                                2000      1999      1998      1997      1996
                             ---------- --------  --------  --------  --------
                                 (in thousands, except per share data)
Consolidated Statements of
 Operations Data:
Net product revenues.......  $  354,497 $259,335  $184,953  $185,133  $126,876
Consulting and support
 revenues..................     217,693  152,481   125,717    92,735    61,261
                             ---------- --------  --------  --------  --------
    Total revenues.........     572,190  411,816   310,670   277,868   188,137
Cost of product revenues...      27,297   22,020    19,709    11,777     9,735
Cost of consulting and
 support revenues..........      59,607   40,848    43,356    38,305    26,779
                             ---------- --------  --------  --------  --------
    Total cost of
     revenues..............      86,904   62,868    63,065    50,082    36,514
                             ---------- --------  --------  --------  --------
Gross margin...............     485,286  348,948   247,605   227,786   151,623
Operating expenses:
  Research and
   development.............     102,846   71,869    61,560    47,239    33,773
  Sales and marketing......     220,529  172,448   138,709   108,403    80,063
  General and
   administrative..........      50,244   33,910    29,092    27,267    19,481
  Charges for acquired in-
   process research and
   development.............       3,529       --        --    56,798    20,300
  Merger and integration
   costs...................          --   (1,200)   63,759    42,456     2,961
                             ---------- --------  --------  --------  --------
    Total operating
     expenses..............     377,148  277,027   293,120   282,163   156,578
                             ---------- --------  --------  --------  --------
Operating income (loss)....     108,138   71,921   (45,515)  (54,377)   (4,955)
Other income, net..........      12,857   12,721    16,689    11,586     4,234
                             ---------- --------  --------  --------  --------
Income (loss) from
 continuing operations
 before income taxes.......     120,995   84,642   (28,826)  (42,791)     (721)
Provision for income
 taxes.....................      36,765   25,393     9,447     6,820     7,115
Minority interest..........       1,084       --        --        --        --
                             ---------- --------  --------  --------  --------
    Net income (loss)......  $   85,314 $ 59,249  $(38,273) $(49,611) $ (7,836)
                             ========== ========  ========  ========  ========
Net income (loss) per
 common share (pro forma
 for fiscal 1996):
  Basic....................  $     0.97 $   0.69  $  (0.44) $  (0.62) $  (0.11)
  Diluted..................  $     0.89 $   0.65  $  (0.44) $  (0.62) $  (0.11)
Shares used in computing
 per share amounts:
  Basic....................      87,729   85,697    87,575    79,631    69,778
  Diluted..................      95,637   91,849    87,575    79,631    69,778
Consolidated Balance Sheet
 Data:
Cash, cash equivalents, and
 short-term investments....  $  906,311 $259,830  $289,470  $327,395  $167,623
Working capital............     831,858  228,366   228,397   282,974   145,383
Total assets...............   1,225,776  453,956   445,205   456,740   236,213
Long-term obligations......     501,668    3,696     6,492     3,192     2,189
Stockholders' equity.......     456,307  294,372   287,176   330,109   162,482

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. Such forward-looking statements include without limitation statements regarding trends in overall revenues, revenue mix, software development costs, tax rates, tax net operating loss carryforwards, and liquidity and capital resources. Rational's actual future results could differ materially from those projected in the forward-looking information. Factors that could cause actual results to differ materially include, without limitation, those identified in "Factors That May Affect Future Results." Rational assumes no obligation to update the forward-looking information or such factors.

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

   International sales accounted for 41%, 40%, and 34% of Rational's revenues in fiscal 2000, 1999, and 1998, respectively. Rational expects that international sales will continue to account for a significant portion of Rational's revenues in future periods. See "Factors That May Affect Future
Results: Our international operations expose us to greater management, collections, currency, intellectual property, regulatory, and other risks."

   In the fiscal year ended March 31, 2000, Rational's revenues from product sales grew 37% while revenues from consulting and support grew 43%, resulting in a net overall increase in revenues of 39%. There can be no assurance that this revenue mix trend will continue in future periods. See "Factors That May Affect Future Results: Significant unanticipated fluctuations in our quarterly revenues and operating results may cause us not to meet securities analysts' or investors' expectations and may result in a decline in the price of our Common Stock and the Notes; If market acceptance of our sophisticated software development tools fails to grow adequately, our business may suffer; If we do not develop and enhance new and existing products to keep pace with technological, market, and industry changes, our revenues may decline."

   Although Rational has experienced increasing revenues in each of the past five fiscal years, Rational's sales compensation structure has historically contributed to revenues for the first quarter of a fiscal year being lower than revenues for the fourth quarter of the prior fiscal year. There can be no assurance that Rational will continue to experience increasing revenues or that similar fluctuations will not occur again in the future. See "Factors That May Affect Future Results: Significant unanticipated fluctuations in our quarterly revenues and operating results may cause us not to meet securities analysts' or investors' expectations and may result in a decline in the price of our Common Stock and the Notes."

   As a result of the Company's acquisition of Pure Atria Corporation in July 1997, accounted for as a pooling of interests, the information herein and the accompanying consolidated financial statements and selected financial data are presented on a combined basis for fiscal 1998 and all applicable periods, as described in more detail below.

 Acquisitions

   The Company completed a business combination, accounted for as a pooling of interests, with Pure Atria Corporation in July 1997. Additionally, the Company completed a business combination, accounted for as a purchase, with ObjecTime, Limited, in January, 2000. See Note 3 of Notes to Consolidated Financial Statements for details of these combinations. See "Factors That May Affect Future Results: If we cannot successfully integrate our past and future acquisitions and achieve intended financial or strategic benefits, our revenues may decline and our expenses increase."

Results of Operations

   The following table sets forth for the periods indicated the percentage of total revenues represented by certain line items from Rational's consolidated statements of operations:

                                                              Fiscal Year
                                                                 Ended
                                                               March 31,
                                                             ----------------
                                                             2000  1999  1998
                                                             ----  ----  ----
   Net product revenues.....................................  62%   63%   60%
   Consulting and support revenues..........................  38    37    40
                                                             ---   ---   ---
       Total revenues....................................... 100   100   100
   Cost of product revenues.................................   5     5     6
   Cost of consulting and support revenues..................  10    10    14
                                                             ---   ---   ---
       Total cost of revenues...............................  15    15    20
                                                             ---   ---   ---
   Gross margin.............................................  85    85    80
   Operating expenses:
     Research and development...............................  18    18    20
     Sales and marketing....................................  38    42    45
     General and administrative.............................   9     8     9
     Charges for acquired in-process research and
      development...........................................   1    --    --
     Merger and integration costs...........................  --    --    20
                                                             ---   ---   ---
       Total operating expenses.............................  66    68    94
                                                             ---   ---   ---
   Income (loss) from continuing operations.................  19    17   (14)
   Other income, net........................................   2     3     5
                                                             ---   ---   ---
   Income (loss) before provision for income taxes..........  21    20    (9)
   Provision for income taxes...............................   6     6     3
                                                             ---   ---   ---
       Net income (loss)....................................  15%   14%  (12)%
                                                             ===   ===   ===

   See "Factors That May Affect Future Results: Significant unanticipated fluctuations in our quarterly revenues and operating results may cause us not to meet securities analysts' or investors' expectations and may result in a decline in the price of our Common Stock and the Notes."

 Fiscal Years Ended March 31, 2000, 1999, and 1998

  Revenues

   Total revenues increased 39% in fiscal 2000 compared with fiscal 1999 and 33% in fiscal 1999 compared with fiscal 1998.

   Net product revenues. Net product revenues increased $95.2 million or 37% in fiscal 2000 compared with fiscal 1999. This increase is a result of strong customer acceptance of the Rational Suite family of products, continued strong customer acceptance of the Company's existing products, including products for requirements management, modeling, testing, change and configuration management, increased sales capacity, and increased sales activity with Internet-related customers across the majority of the Company's products. Net product revenues increased $74 million or 40% in fiscal 1999 compared with fiscal 1998. This increase is a result of continued strong customer acceptance of the Company's existing products, including products for requirements management, modeling, testing, change and configuration management, the introduction of the Rational Suite family of products, and the year-to-year increase in sales capacity. See "Factors That May Affect Future
Results: Significant unanticipated fluctuations in our quarterly revenues and operating results may cause us not to meet securities analysts' or investors' expectations and may result in a decline in the price of our Common Stock and the Notes; If market acceptance of our sophisticated software development tools fails to grow adequately, our business may suffer; If we do not develop and enhance new and existing products to keep pace with technological, market, and industry changes, our revenues may decline; If we do not effectively compete with new and existing competitors, our revenues and operating margins will decline; If we cannot successfully integrate our past and future acquisitions and achieve intended financial or strategic benefits, our revenues may decline and our expenses increase; Promotional product versions may adversely impact our actual product sales."

   Consulting and support revenues. Consulting and support revenues increased $65.2 million or 43% in fiscal 2000 compared with fiscal 1999 and $27 million or 21% in fiscal 1999 compared with fiscal 1998. These increases reflected increased revenues related to maintenance contracts, higher demand for Rational's consulting expertise in advanced software development practices and, to a lesser extent, increased training and customer-support revenues. See "Factors That May Affect Future Results: If we fail to maintain and expand our distribution channels, our business will suffer."

   International sales. During fiscal 2000, 1999, and 1998, international revenues from product sales and related consulting and customer support were $233.0 million, $165.2 million, and $106.9 million, representing 41%, 40%, and 34% of total revenues, respectively. The growth in international sales during 2000 was due principally to increased sales and marketing activities in international markets. The Company's international sales are principally priced in local currencies. The Company enters into short-term forward currency contracts to hedge against the impact of foreign currency exchange rate fluctuations on balance sheet exposures denominated in currencies other than the local, or "functional," currency of the Company or its subsidiaries. The total amount of these contracts is approximately offset by the underlying assets and liabilities denominated in nonfunctional currencies and such contracts are carried at fair market value. The associated gains and losses were not material to the Company's results of operations in any period presented. See "Factors That May Affect Future Results: Our international operations expose us to greater management, collections, currency, intellectual property, regulatory, and other risks; We are subject to risks associated with the European monetary conversion; If we fail to adequately protect our intellectual property rights, competitors may use our technology and trademarks, which could weaken our competitive position, reduce our revenues, and increase our costs."

  Cost of Revenues

   Cost of product revenues. Cost of product revenues consists principally of materials, packaging and freight, amortization of purchased technology, and royalties. Cost of product revenues increased 24% in fiscal 2000 compared with fiscal 1999 and 12% in fiscal 1999 compared with fiscal 1998. These costs represented 8%, 8%, and 11% of net product revenues in fiscal 2000, 1999, and 1998, respectively. In fiscal 2000, the cost of product revenues remained relatively fixed as a percentage of product sales as a result of improved economies of scale associated with materials and packaging costs offset by an increase in royalty expense. In fiscal 1999, the decrease in product cost as a percentage of product revenues was due primarily to better economies of scale on materials and packaging and freight with respect to certain products as a result of increased volume.

   Cost of consulting and support revenues. Cost of consulting and support revenues consists principally of personnel costs for training, consulting, and customer support. Cost of consulting and support revenues increased 46% in fiscal 2000 compared with fiscal 1999 and decreased 6% in fiscal 1999 compared with fiscal 1998. These costs represented 27%, 27%, and 34% of consulting and support revenues in fiscal 2000, 1999, and 1998, respectively. In fiscal 2000, the increase in cost is primarily due to increased headcount commensurate to the demand of growing support activities. In fiscal 1999, the decrease in cost and cost as a percentage of related revenues is primarily due to changes to the Company's customer support business model as a result of combining the Pure Atria and Rational service organizations following the fiscal 1998 merger, combined with the impact of a relatively fixed support cost base servicing increased revenues. Additionally, the cost decreases as a percentage of consulting and support revenues resulted from an overall higher mix of customer support services, which generally have a higher gross margin than consulting services.

  Operating Expenses

   Research and development. Total expenditures for research and development increased 43% in fiscal 2000 compared with fiscal 1999 and 17% in fiscal 1999 compared with fiscal 1998. Research and development costs represented 18%, 18%, and 20% of total revenues in fiscal 2000, 1999, and 1998, respectively. The increases in fiscal 2000 as compared with fiscal 1999, and in fiscal 1999 as compared with fiscal 1998, were due primarily to the cost of additional personnel and related costs incurred in maintaining existing products and developing new product releases. Additionally, the fiscal 2000 costs include $4.2 million of costs incurred by Catapulse, the recently formed Internet venture in which Rational invested $50.0 million in December, 1999. See "Factors That May Affect Future Results: If industry standards relating to our business do not gain general acceptance, we may be unable to continue to develop and market our products and our business may suffer; If we do not develop and enhance new and existing products to keep pace with technological, market, and industry changes, our revenues may decline; The recent formation of Catapulse, a new Internet company, by our founders could divert the attention of our management away from our business and affairs and create potential conflicts of interest."

   Rational did not capitalize any software development costs in fiscal 2000, 1999, and 1998 because eligible costs were not material. Rational expects that the amount of software development costs capitalized in future periods will be immaterial to Rational's results of operations and financial position because the time period and the engineering effort required between demonstration of a product's economic and technological feasibility and the date of product release has been very short. See "Factors That May Affect Future Results: Our products could contain software defects that could reduce our revenues and make it more difficult for us to achieve market acceptance of our products; If we fail to maintain and expand our distribution channels, our business will suffer."

   Sales and marketing. Sales and marketing expenses increased 28% in fiscal 2000 compared with fiscal 1999 and 24% in fiscal 1999 compared with fiscal 1998. These expenses represented 38%, 42%, and 45% of total revenues in fiscal 2000, 1999, and 1998, respectively. The fiscal 2000 and 1999 increases in sales and marketing expenses reflect the additional personnel, commissions, and related costs required in sales and marketing departments to expand Rational's sales channels, to penetrate new markets, and to increase its market share in core markets. The fiscal 2000 and 1999 decreases in sales and marketing expenses as a percentage of total revenues reflect improved economies of scale. See "Factors That May Affect Future Results: If we fail to maintain and expand our distribution channels, our business will suffer."

   General and administrative. General and administrative expenses increased 48% in fiscal 2000 compared with fiscal 1999 and 17% in fiscal 1999 compared with fiscal 1998. General and administrative expenses represented 9%, 8%, and 9% of total revenues in fiscal 2000, 1999, and 1998, respectively. The fiscal 2000 increase in general and administrative expenses resulted from increased employee-related expenses associated with staffing requirements needed to support the Company's expanding business as well as additional amortization of goodwill associated with the January 2000 acquisition of ObjecTime Limited. See "Factors That May Affect Future Results: If we are unable to manage our growth, our business will suffer; If we cannot successfully integrate our past and future acquisitions and achieve intended financial or strategic benefits, our revenues may decline and our expenses may increase."

   Charges for acquired in-process research and development. In-process research and development represents the present value of the estimated cash flow expected to be generated by acquired technology that at the acquisition date has not yet reached the point of technological feasibility and does not have an alternative future use. In fiscal 2000, write-offs associated with acquired in-process research and development included $3.5 million related to the acquisition of ObjecTime Limited. See "Factors That May Affect Future Results: If we cannot successfully integrate our past and future acquisitions and achieve intended financial or strategic benefits, our revenues may decline and our expenses increase."

   Merger and integration costs. In fiscal 1999, the Company substantially completed certain elements of the organizational integrations following the July 1997 Pure Atria merger. This consisted primarily of exiting certain nonstrategic consulting activities, realignment of marketing activities, and consolidation of certain sales offices. In the December 1998 quarter, charges related to this activity, totaling approximately $3.3 million, were primarily for severance costs associated with employee terminations, and charges associated with facilities closures. These charges were offset by a reduction of previously accrued facilities expenses related to the Pure Atria merger totaling $4.5 million. The facilities expense reduction was due to greater-than-expected recoveries from subleasing. The net impact in fiscal 1999 was a merger and integration cost reduction of $1.2 million. The net cost reduction of $1.2 million is the result of ongoing assessment and estimation of costs associated with the prior combinations of Rational and other companies. Such assessment will continue until all related costs are incurred or determinable. In fiscal 1998, merger-related expenses of $63.8 million were recorded related to the merger of Rational and Pure Atria to accrue transaction costs, severance costs associated with employee terminations, costs associated with conforming employee benefits plans, charges associated with the closure of duplicate facilities, and asset writedowns related to duplicate business systems. The actions related to severance and administrative costs are substantially complete. See "Factors That May Affect Future Results: If we are unable to manage our growth, our business will suffer; If we cannot successfully integrate our past and future acquisitions and achieve intended financial or strategic benefits, our revenues may decline and our expenses increase."

Interest Expense

   The increase in interest expense in fiscal 2000 is a result of the Convertible Subordinated Notes which the Company sold and began incurring interest expense for in last quarter of fiscal 2000. Interest expense incurred in fiscal 1999 and 1998 relates to interest on capital leases which have since expired.

Interest Income

   Interest income has fluctuated as a result of operating results and the amount of cash available for investment in interest-bearing accounts. Interest income increased $4.2 million to $17.0 million in fiscal 2000 and decreased $4 million to $12.8 million in fiscal 1999. The increase in other income in fiscal 2000 is due primarily to an increase in cash and cash equivalents as a result of annual operating income, the fourth quarter sale of Convertible Subordinated Notes and interest earned by Catapulse, Inc., offset by a reduction of cash used for repurchase of Company stock in the first half of the fiscal year, and an increase in tax exempt investments. The decrease in fiscal 1999 is due primarily to a lower average amount of invested cash resulting from repurchase of Company Common Stock and to declining interest rates. See "Factors That May Affect Future Results: Significant unanticipated fluctuations in our quarterly revenues and operating results may cause us not to meet securities analysts' or investors' expectations and may result in a decline in the price of our Common Stock."

Income Taxes

   The income tax provisions for fiscal 2000, 1999, and 1998 differ from tax computed at the federal statutory income tax rate due to the impact of nondeductible charges for acquired in-process research and development, goodwill, merger-related costs, and foreign losses resulting in no U.S. tax benefit, as well as foreign and state income taxes, offset by earnings permanently reinvested in offshore operations, the realized benefit of net operating loss carryforwards, and research credit carryforwards. The Company's effective tax rate is expected to increase to 30% in fiscal 2001.

   Net undistributed earnings of the foreign subsidiaries considered permanently reinvested amounted to approximately $24 million at March 31, 2000. Accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the

Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

   As of March 31, 2000, Rational had net operating loss carryforwards for federal income tax purposes of approximately $83 million that expire in years 2001 through 2020. The Company also had tax credit carryforwards for federal and state purposes of approximately $7.5 million and $4.0 million, respectively, that expire in years 2001 through 2020, if not utilized. As a result of various public offerings and business combinations, the Company and some of its acquired entities experienced an ownership change as defined in section 382 of the Internal Revenue Code. Due to the passing of time, the Company's net operating loss carryforwards and tax credit carryforwards are no longer subject to limitation.

   Under Statement of Financial Accounting Standards No. 109 (FAS 109), deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. FAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on the weight of available evidence, the Company has provided a valuation allowance against certain foreign tax credit carryforwards and the future amortization of certain intangible assets. The Company will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

Minority Interest

   In fiscal 2000 the Company's subsidiary, Catapulse, Inc., incurred $4.2 million of research and development costs and earned $1.2 million of interest income on cash balances. Minority interest, net of tax, for fiscal 2000 was $1.1 million.

Liquidity and Capital Resources at March 31, 2000

   As of March 31, 2000, Rational had cash, cash equivalents, and short-term investments of $906 million and working capital of $832 million. Net cash provided by operating activities for the period ended March 31, 2000, was composed primarily of net income plus noncash charges for depreciation and amortization, charges for acquired in-process research and development, noncash merger and integration costs, tax benefits from employee stock plans, increases in accrued employee benefits and accrued expenses, income taxes payable, and deferred revenues and a decrease in deferred tax assets. These were offset primarily by increases in accounts receivable, and prepaid expenses, and a decrease in accounts payable. Total cash, cash equivalents, and short-term investments for the period ended March 31, 1999, was $260 million and working capital was $228 million. Net cash provided by operating activities for the period ended March 31, 1999, was composed primarily of net income plus noncash charges for depreciation and amortization, tax benefits from employee stock plans, increases in income taxes payable and deferred revenues, and a decrease in noncash merger and integration liabilities. These were offset primarily by a decrease in accrued merger and integration expenses and increases in accounts receivable, deferred tax assets, and prepaid expenses.

   Net cash used in investing activities resulted primarily from net purchases and maturities and sales of short-term investments of $293 million in fiscal 2000, $36.6 million in fiscal 1999, and $80.7 million in fiscal 1998 and expenditures for fixed assets and net changes in other assets of $44.2 million in fiscal 2000, $23.2 million in fiscal 1999, and $38.6 million in fiscal 1998. Net cash used for business and product acquisitions totaled
$13.2 million in fiscal 2000 and $15.5 million in 1998 (see Notes 3 and 4 of Notes to Consolidated Financial Statements).

   Net cash provided in financing activities in fiscal 2000 resulted primarily from net proceeds from the sale of Convertible Subordinated Notes of $484.6 million, issuance of Common Stock under the employee stock plans of $74.6 million and proceeds received from minority investors in Catapulse, Inc. of $24.5 million. This is offset by $61.4 million used to repurchase Common Stock. In fiscal 1999 net cash used in financing activities resulted primarily from $118.1 million used to repurchase Common Stock and $2 million used to decrease long-term debt, offset by $36 million received from issuance of Common Stock under the employee stock plans.

   In April 1998, the Board of Directors authorized the Company to repurchase up to 6 million shares of its Common Stock in the open market to be used for general corporate purposes. The Company completed that repurchase program during the September 1998 quarter. In October 1998, the Board of Directors authorized the Company to repurchase an additional 6 million shares of its Common Stock in the open market to be used for general corporate purposes. Through March 31, 2000, the Company had repurchased a total of 2.1 million shares of its Common Stock, including repurchases authorized in April 1998 and October 1998, for a total cash outlay of approximately $61.4 million. Repurchases helped offset dilution from stock issued under the company's stock option and stock purchase plans.

   The Company believes that expected cash flow from operations combined with existing cash, cash equivalents, and short-term investments will be sufficient to meet its cash requirements for the foreseeable future. See "Factors That May Affect Future Results: Significant unanticipated fluctuations in our quarterly revenues and operating results may cause us not to meet securities analysts' or investors' expectations and may result in a decline in the price of our Common Stock; If we cannot successfully integrate our past and future acquisitions and achieve intended financial or strategic benefits, our revenues may decline and our expenses increase."

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

Foreign Currency Risk

   A portion of the Company's business is conducted in currencies other than the U.S. dollar. Changes in the value of major foreign currencies relative to the local or "functional" currency of the Company or its subsidiaries may adversely affect operating results. The Company enters into short-term forward foreign exchange contracts designed to mitigate the impact of foreign currency exchange rate fluctuations on balance sheet exposures denominated in currencies other than the "functional" currency. The total amount of these contracts is approximately offset by the underlying assets and liabilities denominated in nonfunctional currencies. Forward contracts are accounted for on a mark-to-market basis with realized and unrealized gains or losses recognized in the period in which they are incurred. Such contracts meet the criteria established in FAS 52 for hedge accounting treatment. As the Company finds it impractical to hedge all foreign currency exposures, the Company will continue to experience foreign currency gains and losses. The Company does not use derivative financial instruments for speculative trading purposes, nor does it hold or issue leveraged derivative financial instruments.

   At March 31, 2000 and 1999, the Company had outstanding forward exchange contracts, all having maturities of less than 90 days, to exchange various nonfunctional currencies for U.S. dollars or Euros in the aggregate amounts (U.S. dollar equivalent) of $47.1 million and $34.3 million, respectively. The net gains and losses associated with all forward exchange contracts in fiscal 2000, 1999, and 1998 are not material to the Company's results of operations.

Interest Rate Risk

   The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio. All the Company's cash equivalents and short-term investments are classified as available-for-sale and are recorded at amounts that approximate fair value based on quoted market prices at March 31, 2000 and 1999. Unrecognized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in other income. The cost of securities sold is based on the specific identification method. Realized gains and losses on sales of available-for-sale securities were immaterial for the years ended March 31, 2000 and 1999. There were no significant unrealized holding gains or losses on such securities at March 31, 2000 and 1999. The table below presents notional amounts and related weighted-average interest rates by year of maturity for our investment portfolio and long-term debt obligations at March 31, 2000:

                           2000      2001      2002    2003 2004 Thereafter  Total    Fair value
                         --------  --------  --------  ---- ---- ---------- --------  ----------
Cash equivalents
  Fixed rate............ $163,108        --        --   --   --         --  $163,108   $163,108
  Average rate..........     5.89%       --        --   --   --         --      5.89%
  Variable rate......... $157,621        --        --   --   --         --  $157,621   $157,621
  Average rate..........     5.06%       --        --   --   --         --      5.06%
Short term investments
  Fixed rate............ $ 90,765  $244,555  $104,284   --   --         --  $439,604   $439,604
  Average rate..........     5.96%     5.88%     6.80%  --   --         --      6.11%
  Auction rate preferrds
  Fixed rate............ $ 53,566        --        --   --   --         --  $ 53,566   $ 53,566
  Average rate..........     5.83%       --        --   --   --         --      5.83%
                         --------  --------  --------  ---  ---   --------  --------   --------
Total investments
 securities............. $465,060  $244,555  $104,284   --   --         --  $813,899   $813,899
                         --------  --------  --------  ---  ---   --------  --------   --------
Average rates...........     5.62%     5.88%     6.80%  --   --         --      5.85%
                         --------  --------  --------  ---  ---   --------  --------   --------
Long-term debt
  Fixed rate............       --        --        --   --   --   $500,000  $500,000   $500,000
  Average rate..........       --        --        --   --   --       5.00%     5.00%
                         --------  --------  --------  ---  ---   --------  --------   --------

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Rational Software Corporation

   We have audited the accompanying consolidated balance sheets of Rational Software Corporation as of March 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, comprehensive income (loss) and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rational Software Corporation at March 31, 2000 and 1999, and the consolidated results of its operations, comprehensive income (loss) and its cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP

Palo Alto, California
April 18, 2000

                         RATIONAL SOFTWARE CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                              March 31,
                                                         ---------------------
                                                            2000       1999
                                                         ----------  ---------
Assets
Current assets:
  Cash and cash equivalents............................. $  413,230  $  59,965
  Short-term investments................................    493,081    199,865
  Accounts receivable, net of allowance for doubtful
   accounts of $3,259 and $3,226 in 2000 and 1999,
   respectively.........................................    148,818     92,367
  Deferred tax assets...................................      9,384     22,881
  Prepaid expenses and other assets.....................     10,671      9,176
                                                         ----------  ---------
    Total current assets................................  1,075,184    384,254
Property and equipment, net.............................     52,440     45,445
Other assets, net.......................................     98,152     24,257
                                                         ----------  ---------
    Total assets........................................ $1,225,776  $ 453,956
                                                         ==========  =========
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable...................................... $    8,496  $  13,848
  Accrued employee benefits.............................     49,290     27,212
  Income taxes payable..................................     24,323     19,652
  Other accrued expenses................................     33,257     16,334
  Current portion of accrued merger and integration
   expenses.............................................      5,147      2,619
  Deferred revenues.....................................    122,813     76,223
                                                         ----------  ---------
    Total current liabilities...........................    243,326    155,888
Accrued rent............................................        968        896
Long-term accrued merger and integration expenses.......        700      2,800
Convertible subordinated notes..........................    500,000         --
                                                         ----------  ---------
    Total liabilities...................................    744,994    159,584
                                                         ----------  ---------
Minority interest.......................................     24,475         --
Stockholders' equity:
  Common stock, $0.01 par value, 150,000 shares
   authorized, 99,622 and 93,381 shares issued and
   outstanding in 2000 and 1999, respectively...........        996        933
  Additional paid-in capital............................    709,488    562,742
  Deferred stock compensation...........................     (2,763)        --
  Treasury stock, 9,379 and 7,306 shares in 2000 and
   1999, respectively...................................   (180,851)  (119,488)
  Accumulated deficit...................................    (60,699)  (146,013)
  Accumulated other comprehensive loss..................     (9,864)    (3,802)
                                                         ----------  ---------
    Total stockholders' equity..........................    456,307    294,372
                                                         ----------  ---------
    Total liabilities and stockholders' equity.......... $1,225,776  $ 453,956
                                                         ==========  =========

                 See Notes to Consolidated Financial Statements

                         RATIONAL SOFTWARE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                     Year Ended March 31,
                                                  ---------------------------
                                                    2000     1999      1998
                                                  -------- --------  --------
Net product revenues............................. $354,497 $259,335  $184,953
Consulting and support revenues..................  217,693  152,481   125,717
                                                  -------- --------  --------
  Total revenues.................................  572,190  411,816   310,670
Cost of product revenues.........................   27,297   22,020    19,709
Cost of consulting and support revenues..........   59,607   40,848    43,356
                                                  -------- --------  --------
  Total cost of revenues.........................   86,904   62,868    63,065
                                                  -------- --------  --------
Gross margin.....................................  485,286  348,948   247,605
Operating expenses:
  Research and development expenses..............  102,846   71,869    61,560
  Sales and marketing expenses...................  220,529  172,448   138,709
  General and administrative expenses............   50,244   33,910    29,092
  Charges for acquired in-process research and
   development...................................    3,529       --        --
  Merger and integration costs...................       --   (1,200)   63,759
                                                  -------- --------  --------
    Total operating expenses.....................  377,148  277,027   293,120
                                                  -------- --------  --------
Operating income (loss)..........................  108,138   71,921   (45,515)
Interest expense.................................    4,132       37        70
Interest income..................................   16,989   12,758    16,759
                                                  -------- --------  --------
  Income (loss) before income taxes..............  120,995   84,642   (28,826)
Provision for income taxes.......................   36,765   25,393     9,447
Minority interest................................    1,084       --        --
                                                  -------- --------  --------
Net income (loss)................................ $ 85,314 $ 59,249  $(38,273)
                                                  ======== ========  ========
Net income (loss) per share--basic............... $   0.97 $   0.69  $  (0.44)
                                                  ======== ========  ========
Shares used in computing net income (loss) per
 share--basic....................................   87,729   85,697    87,575
                                                  ======== ========  ========
Net income (loss) per share--diluted............. $   0.89 $   0.65  $  (0.44)
                                                  ======== ========  ========
Shares used in computing net income (loss) per
 share--diluted..................................   95,637   91,849    87,575
                                                  ======== ========  ========

                 See Notes to Consolidated Financial Statements

                         RATIONAL SOFTWARE CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                                        Accumulated
                          Common Stock  Additional   Deferred                              Other         Total
                          -------------  Paid-In      Stock     Treasury   Accumulated Comprehensive Stockholders'
                          Shares Amount  Capital   Compensation   Stock      Deficit       Loss         Equity
                          ------ ------ ---------- ------------ ---------  ----------- ------------- -------------
Balance at March 31,
 1997...................  84,502  $845   $455,753         --    $  (1,340)  $(123,828)    $(1,321)     $ 330,109
Exercise of common stock
 options................   2,057    22      5,141         --           --          --          --          5,163
Issuance of common stock
 under Employee Stock
 Purchase Plan..........     698     6      6,178         --           --          --          --          6,184
Cumulative translation
 adjustment.............      --    --         --         --           --          --         (53)           (53)
Net loss................      --    --         --         --           --     (38,273)         --        (38,273)
Net transactions of Pure
 Atria from January 1,
 1997, to March 31,
 1997...................   1,718    17     27,646         --           --     (43,161)       (456)       (15,954)
                          ------  ----   --------    -------    ---------   ---------     -------      ---------
Balance at March 31,
 1998...................  88,975  $890   $494,718         --    $  (1,340)  $(205,262)    $(1,830)     $ 287,176
Exercise of common stock
 options................   3,553    34     27,745         --           --          --          --         27,779
Issuance of common stock
 under Employee Stock
 Purchase Plans.........     853     9      8,258         --           --          --          --          8,267
Tax benefit from
 employee stock plans...      --    --     32,021         --           --          --          --         32,021
Treasury stock
 repurchases............      --    --         --         --     (118,148)         --          --       (118,148)
Cumulative translation
 adjustment.............      --    --         --         --           --          --      (1,972)        (1,972)
Net income..............      --    --         --         --           --      59,249          --         59,249
                          ------  ----   --------    -------    ---------   ---------     -------      ---------
Balance at March 31,
 1999...................  93,381  $933   $562,742         --    $(119,488)  $(146,013)    $(3,802)     $ 294,372
Exercise of common stock
 options................   5,244    53     64,579         --           --          --          --         64,632
Issuance of common stock
 under Employee Stock
 Purchase Plans.........     626     6      9,930         --           --          --          --          9,936
Tax benefit from
 employee stock plans...      --    --     36,825         --           --          --          --         36,825
Compensation expense....      --    --        484         --           --          --          --            484
Deferred stock
 compensation...........      --    --      3,044     (3,044)          --          --          --             --
Amortization of deferred
 stock compensation.....      --    --         --        281           --          --          --            281
Issuance of common stock
 for acquisition........     371     4     31,884         --           --          --          --         31,888
Treasury stock
 repurchases............      --    --         --         --      (61,363)         --          --        (61,363)
Cumulative translation
 adjustment.............      --    --         --         --           --          --      (6,062)        (6,062)
Net income..............      --    --         --         --           --      85,314          --         85,314
                          ------  ----   --------    -------    ---------   ---------     -------      ---------
Balance at March 31,
 2000...................  99,622  $996   $709,488    $(2,763)   $(180,851)  $ (60,699)    $(9,864)     $ 456,307
                          ======  ====   ========    =======    =========   =========     =======      =========

                 See Notes to Consolidated Financial Statements

                         RATIONAL SOFTWARE CORPORATION

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)

                                                       Year Ended March 31,
                                                     --------------------------
                                                      2000     1999      1998
                                                     -------  -------  --------
Net income (loss)................................... $85,314  $59,249  $(38,273)
Other comprehensive income:
  Foreign currency translation adjustments, net of
   tax of $(1,819), $(592), and $(153)..............  (4,243)  (1,380)     (356)
                                                     -------  -------  --------
Comprehensive income (loss)......................... $81,071  $57,869  $(38,629)
                                                     =======  =======  ========



                 See Notes to Consolidated Financial Statements

                         RATIONAL SOFTWARE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                   Year Ended March 31,
                                               -------------------------------
                                                 2000       1999       1998
                                               ---------  ---------  ---------
Operating activities:
Net income (loss)............................  $  85,314  $  59,249  $ (38,273)
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
 Charges for acquired in-process research and
  development................................      3,529         --         --
 Depreciation................................     18,860     14,285     13,387
 Amortization................................      7,570      4,480      7,496
 Compensation expense related to stock
  options....................................        765         --         --
 Tax benefits from employee stock plans......     36,825     32,021         --
 Noncash merger and integration costs........      2,338      5,699      7,625
 Changes in operating assets and liabilities:
  Accounts receivable........................    (54,806)   (20,988)    (8,336)
  Prepaid expenses and other, net............     (1,040)    (1,937)      (318)
  Deferred tax assets........................     13,497    (11,035)    (4,851)
  Accounts payable...........................     (5,641)       586       (521)
  Accrued employee benefits and other accrued
   expenses..................................     31,209      1,418      5,671
  Income taxes payable.......................      4,671      4,393     11,225
  Accrued merger and integration expenses....        428    (32,106)    (1,322)
  Deferred revenues..........................     44,164     23,516     10,490
                                               ---------  ---------  ---------
Net cash provided by operating activities....    187,683     79,581      2,273
Investing activities:
Purchase of short-term investments...........   (524,642)  (327,012)  (486,710)
Maturities and sales of short-term
 investments.................................    231,426    290,388    406,008
Purchases of property and equipment..........    (24,474)   (21,742)   (29,961)
Proceeds from sale of fixed assets...........         --         --      4,850
Net changes in other assets..................    (19,738)    (1,454)    (8,657)
Business combinations, net of cash acquired..    (13,208)        --    (15,498)
                                               ---------  ---------  ---------
Net cash used in investing activities........   (350,636)   (59,820)  (129,968)
Financing activities:
Principal payments under long-term debt and
 capital lease obligations...................         --     (1,951)    (1,770)
Net proceeds from sale of convertible notes..    484,600         --         --
Net proceeds from issuances of common stock..     74,568     36,046     11,347
Purchase of treasury stock...................    (61,363)  (118,148)        --
Proceeds from minority investors in
 Catapulse, Inc..............................     24,475         --         --
                                               ---------  ---------  ---------
Net cash (used in) provided by financing
 activities..................................    522,280    (84,053)     9,577
Effect of changes in foreign currency
 exchange rate on cash.......................     (6,062)    (1,972)      (509)
                                               ---------  ---------  ---------
Net (decrease) increase in cash and cash
 equivalents.................................    353,265    (66,264)  (118,627)
Cash and cash equivalents at beginning of
 year........................................     59,965    126,229    244,856
                                               ---------  ---------  ---------
Cash and cash equivalents at end of year.....  $ 413,230  $  59,965  $ 126,229
                                               =========  =========  =========
Supplemental disclosure of cash flow
 information:
Cash paid for income taxes...................  $   4,077  $   4,100  $   2,577

                 See Notes to Consolidated Financial Statements

                         RATIONAL SOFTWARE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 2000

1. Organization and Significant Accounting Policies

   Organization and basis of presentation. Rational Software Corporation (the Company) was incorporated under the laws of Delaware on July 28, 1982. The Company develops, markets, and supports a comprehensive solution for companies that depend on its ability to develop and deploy software. The Company provides an integrated suite of software products and services designed to improve the software development process.

   The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, including Pure Atria Corporation which merged with the Company effective July 30, 1997. The historical consolidated financial statements of the Company for the period prior to this merger date have been restated to reflect the merger, which has been accounted for as a pooling of interests. Consolidated results include the Company's share of operating results of Catapulse, Inc. All intercompany transactions and balances have been eliminated upon consolidation.

   Use of estimates. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   Revenue recognition. The Company generally recognizes software license revenues when a customer purchase order has been received and accepted, the software product has been shipped, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable. For customer license agreements, which meet these recognition criteria, the portion of the fees related to software licenses will generally be recognized in the current period, while the portion of the fees related to services is recognized as the services are performed. Revenues from software royalties, whether they are advance payments that are nonrefundable or minimum royalty guarantee payable over a fixed period, are recorded when the earnings process is complete and collection is considered probable. Revenues from consulting services are recognized when earned. Customer support revenues are deferred and recognized on a straight-line basis over the period covered by the customer support agreements. Contract revenues, which generally represent special or custom engineering development with milestone payments, are recognized under the percentage of completion method in conformity with Accounting Research Bulletin No. 45, "Long-Term Construction-Type Contracts," using the relevant guidance in Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." The Company considers all arrangements with payment terms extending beyond twelve months and other arrangements with payment terms longer than normal not to be fixed or determinable.

   The Company adopted Statement of Position (SOP) 97-2 "Software Revenue Recognition," as amended by SOP 98-4, in fiscal 1999. SOP 97-2 was further amended by SOP 98-9 which the Company adopted in fiscal 2000. This Statement supersedes Statement of Position 91-1 on software revenue recognition. This Statement establishes revenue recognition criteria for arrangements to deliver software that do not require significant production, modifications, or customization of the software. This Statement also establishes guidelines for recognizing revenues when multiple elements exist in a software arrangement. The Company believes that the adoption of this Statement did not have a material effect on its financial statements for fiscal 1999 or 2000.

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

                         RATIONAL SOFTWARE CORPORATION

                                March 31, 2000


   Earnings (loss) per share. Calculation of earnings (loss) per share is as follows (in thousands, except per share amounts):

                                                         Year Ended March 31,
                                                       ------------------------
                                                        2000    1999     1998
                                                       ------- ------- --------
Numerator:
Net income (loss)....................................  $85,314 $59,249 $(38,273)
                                                       ======= ======= ========
Denominator:
Denominator for basic net income (loss) per share--
 weighted average shares.............................   87,729  85,697   87,575
Incremental common shares attributable to shares
 issuable under employee stock plans (Treasury Stock
 Method).............................................    7,908   6,152       --
                                                       ------- ------- --------
Denominator for diluted net income (loss) per share--
 weighted average shares and assumed conversions.....   95,637  91,849   87,575
                                                       ======= ======= ========
Net income (loss) per share--basic...................  $  0.97 $  0.69 $  (0.44)
                                                       ======= ======= ========
Net income (loss) per share--diluted.................  $  0.89 $  0.65 $  (0.44)
                                                       ======= ======= ========

   The effect of options to purchase 151,018 and 185,112 shares of Common Stock was not included in the computation of the 2000 and 1999, respectively, diluted earnings per share because the options' exercise price was greater than the average market price of common shares. The effect of converting 6,998,880 shares of Common Stock from outstanding Convertible Notes issued in 2000 was not included in diluted earnings per share because the assumed conversion would be antidilutive.

   Cash, cash equivalents, and short-term investments. Cash equivalents are highly liquid investments with original maturity dates of three months or less at the date of acquisition. Investments with maturity dates of greater than three months are considered to be short-term investments.

   All the Company's cash equivalents and short-term investments are classified as available-for-sale and are recorded at amounts that approximate fair value based on quoted market prices at March 31, 2000 and 1999. Unrecognized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method.

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

   Goodwill and other intangibles. Goodwill represents the excess purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair value. Other intangibles mainly

                         RATIONAL SOFTWARE CORPORATION

                                March 31, 2000

represent developed and core technology, and assembled workforce. Goodwill and other intangibles are being amortized on a straight-line basis over their estimated useful lives which range from 1 to 4 years. The Company reviews goodwill and other intangibles to assess recoverability from future operations using undiscounted cash flows. In management's opinion, no material impairment exists at March 31, 2000. Accumulated amortization of goodwill and other intangibles was $65.8 million and $58.2 million as of March 31, 2000 and 1999, respectively.

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

   Advertising costs. The Company expenses advertising costs as incurred. Advertising costs totaled $10.1 million, $6.6 million, and $6.5 million for the years ended March 31, 2000, 1999, and 1998, respectively.

   Reclassifications. Certain prior-year amounts have been reclassified to conform with current-year presentation.

   Recent pronouncements. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in either current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair value hedge transactions in which the Company is hedging changes in fair value of an asset, liability, or firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the fair value of the hedged item. For cash flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current earnings. The Company will adopt FAS 133 in fiscal 2002. Adoption of FAS 133 is not expected to have a material impact on the Company's consolidated financial statements.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, referred to as SAB 101, SAB 101 summarizes certain of the SEC staffs views in applying generally accepted accounting principles to revenue recognition. The Company has

                         RATIONAL SOFTWARE CORPORATION

                                March 31, 2000

evaluated SAB 101 and believes it will not have a material impact on our financial position or results of operations.

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

   International sales. International sales currently account for approximately 41% of the Company's revenues, and the Company expects that international sales will continue to account for a significant portion of the Company's revenues in future periods. Any material adverse effect on the Company's international business would have a material adverse effect on the Company's financial statements. Also, the Company's international sales are generally denominated in foreign currencies. Losses on the conversion of foreign-denominated receivables into U.S. dollars may have a material adverse effect on the Company's financial statements.

   A portion of the Company's business is conducted in currencies other than the U.S. dollar. Changes in the value of major foreign currencies relative to the local, or "functional" currency of the Company or its subsidiaries may adversely affect operating results. The Company enters into short-term forward foreign exchange contracts designed to mitigate the impact of foreign currency exchange rate fluctuations on balance sheet exposures denominated in currencies other than the "functional" currency. The total amount of these contracts is approximately offset by the underlying assets and liabilities denominated in nonfunctional currencies. Forward contracts are accounted for on a mark-to-market basis with realized and unrealized gains or losses recognized in the period in which they are incurred. Such contracts meet the criteria established in FAS 52 for hedge accounting treatment. As the Company finds it impractical to hedge all foreign currency exposures, the Company will continue to experience foreign currency gains and losses. The Company does not use derivative financial instruments for speculative trading purposes, nor does it hold or issue leveraged derivative financial instruments.

   At March 31, 2000 and 1999, the Company had outstanding forward exchange contracts, all having maturities of less than 90 days, to exchange various nonfunctional currencies for U.S. dollars, Dutch guilders, or Euros in the aggregate amounts (U.S. dollar equivalent) of $47.1 million and $34.3 million, respectively. Two major U.S. multinational banks are counterparty to all these contracts. The gains and losses associated with all forward exchange contracts when combined with the gains and losses on the underlying exposures hedged in fiscal 2000, 1999, and 1998 were not material to the Company's results of operations.

3. Acquisitions

   Purchase of ObjecTime Limited. On January 13, 2000, the Company completed the acquisition of ObjecTime Limited (OTL). OTL was a developer of visual design and code generation software tools used for development of embedded software. The Company acquired all outstanding shares of OTL capital stock in exchange for approximately $9,045,000 in cash and 371,400 shares of the Company's Common Stock. The Company also assumed all outstanding options to purchase OTL Common Stock in exchange for options to

                         RATIONAL SOFTWARE CORPORATION

                                March 31, 2000

purchase 358,546 shares of the Company's Common Stock. Prior to the consummation of this deal, the Company held a 19.9 percent ownership in OTL from an initial investment of approximately $9,000,000 made in December 1997.

   Total purchase price of OTL, including the prior investment and acquisition-related costs of approximately $6,028,000, was approximately $58,832,000. The acquisition was accounted for as a purchase and the total purchase price was allocated based on an independent appraisal as follows (in thousands):

     Acquired developed technology.................................... $ 1,610
     Acquired core technology.........................................   4,250
     Acquired in-process research and development.....................   3,529
     Acquired workforce...............................................   1,427
     Acquired goodwill and other intangibles..........................  45,151
     Net book value of acquired assets and liabilities which
      approximate fair value..........................................   2,865
                                                                       -------
       Total purchase price........................................... $58,832
                                                                       =======

   The purchase price allocation resulted in a $3,529,000 charge related to the value of acquired in-process research and development in the fourth quarter of fiscal 2000. The value of acquired in-process research and development represents the appraised value of technology in the development stage that had not yet reached economic and technological feasibility. In reaching this determination, the Company used a present value net income approach and considered, among other factors, the stage of development of each product, the time and resources needed to complete each product, and expected income and associated risks. The developed technology, core technology, goodwill, and other intangibles are being amortized on a straight-line basis over periods from one to four years, the estimated useful lives of these acquired assets. The results of OTL are included in consolidated results of operation from January 13, 2000.

   The Company has formulated an exit plan effective at the date of the acquisition with respect to duplicate facilities, assets with no future economic benefit, relocation of key employees to better align and integrate their responsibilities and involuntary termination of certain OTL employees whose responsibilities were redundant or not deemed necessary. The exit plan has been initiated as of March 31, 2000, and will be completed in fiscal 2001. Total severance pay and relocation costs of the plan, expected to be approximately $1,311,000, have been included in the purchase price allocation.

   The unaudited pro forma consolidated results for the Company had the acquisition been consummated April 1, 1998, excluding the charge for acquired in-process research and development recorded in fiscal 2000, are as follows (in thousands except per share amounts):

                                                              Year Ended March
                                                                     31,
                                                              -----------------
                                                                2000     1999
                                                              -------- --------
                                                                 (unaudited)
     Revenues................................................ $581,701 $422,681
     Net Income..............................................   87,476   56,056
     Diluted net income per share............................ $   0.91 $   0.61

   Merger with Pure Atria Corporation. On July 30, 1997, the Company acquired Pure Atria Corporation (Pure Atria) pursuant to which the Company issued approximately 39.082 million shares of Common Stock. In addition, each outstanding option or right to purchase Pure Atria Common Stock under various stock option and purchase plans was assumed by the Company. Pure Atria was primarily involved in developing, marketing, and supporting a comprehensive, integrated suite of software products that enabled the production of reliable, high-

                         RATIONAL SOFTWARE CORPORATION

                                March 31, 2000

quality software and improved the development process. This acquisition was accounted for as a pooling of interests, and accordingly, the Company's consolidated financial statements and notes thereto have been restated to include the financial position and results of this merger for the three-month period ended June 30, 1997. For the three-month period ended June 30, 1997, preceding the combination, Rational and Pure Atria unaudited, pro forma revenues were $42,928,000 and $23,220,000, respectively, and Rational and Pure Atria unaudited, pro forma net income (loss) was $7,814,000 and $(2,686,000), respectively.

4. Cash Equivalents and Short-Term Investments

   The Company's short-term investments are as follows (in thousands):

                                                                  March 31,
                                                              -----------------
                                                                2000     1999
                                                              -------- --------
     Bank certificates of deposit............................ $ 50,077 $     --
     U.S. treasury and agency obligations....................  169,755    5,060
     Municipal obligations...................................  126,376   48,149
     Corporate securities....................................  146,873  146,656
                                                              -------- --------
       Total................................................. $493,081 $199,865
                                                              ======== ========

   Realized gains and losses on sales of available-for-sale securities were immaterial for the years ended March 31, 2000 and 1999. There were no significant unrealized holding gains or losses on such securities at March 31, 2000 and 1999.

   Debt securities at March 31, 2000 and 1999, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations.

                                                                   March 31,
                                                               -----------------
                                                                 2000     1999
                                                               -------- --------
     Short-term investments:
       Due in one year or less................................ $243,357 $140,031
       Due after one year.....................................  249,724   59,834
                                                               -------- --------
         Total................................................ $493,081 $199,865
                                                               ======== ========

5. Property and Equipment

   Property and equipment is as follows (in thousands):

                                                                 March 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
     Computer, office, and manufacturing equipment.......... $ 82,838  $ 71,754
     Office furniture.......................................   13,957    10,535
     Leasehold improvements.................................   13,850    10,905
     Construction in progress...............................    5,687     3,113
                                                             --------  --------
                                                              116,332    96,307
     Accumulated depreciation and amortization..............  (63,892)  (50,862)
                                                             --------  --------
     Net property and equipment............................. $ 52,440  $ 45,445
                                                             ========  ========

                         RATIONAL SOFTWARE CORPORATION

                                March 31, 2000


6. Accrued Merger and Integration Expenses

   Merger expenses consist principally of transaction fees for investment bankers, attorneys, accountants, financial printing, and other related charges. Integration costs include severance and other employee-related charges, elimination of redundant facilities, write-off of excess property and equipment and certain intangible assets, and other professional fees. Details of the merger and integration provisions recorded over the past 3 years are as follows (in thousands):

                                        Severance         Asset
                                        and Other      Write-Offs
                         Transaction Employee-Related   and Lease
                            Costs        Charges      Cancellations  Other    Total
                         ----------- ---------------- ------------- -------  --------
Accrued as of March 31,
 1997...................  $  1,134       $ 11,778        $ 3,021    $ 2,797  $ 18,730
Provision recorded at
 acquisition of Pure
 Atria..................    15,629         18,339         19,352     10,439    63,759
Noncash charges.........        --             --         (6,469)    (1,156)   (7,625)
Cash payments...........   (15,556)       (21,773)        (2,006)    (7,635)  (46,970)
                          --------       --------        -------    -------  --------
Accrued as of March 31,
 1998...................  $  1,207       $  8,344        $13,898    $ 4,445  $ 27,894
Change in estimate......    (1,078)          (668)        (4,585)     5,131    (1,200)
Noncash charges.........        --             --         (2,927)    (2,772)   (5,699)
Cash payments...........      (129)        (7,043)        (1,600)    (6,804)  (15,576)
                          --------       --------        -------    -------  --------
Accrued as of March 31,
 1999...................  $     --       $    633        $ 4,786    $    --  $  5,419
Provision recorded at
 acquisition of OTL.....     1,124          1,311          1,510      2,083     6,028
Noncash charges.........        --             --         (1,464)      (874)   (2,338)
Cash payments...........      (458)        (1,539)          (180)    (1,085)   (3,262)
                          --------       --------        -------    -------  --------
Accrued as of March 31,
 2000...................  $    666       $    405        $ 4,652    $   124  $  5,847
                          ========       ========        =======    =======  ========

   Severance and other employee-related charges. As a result of the mergers, certain technical support, customer service, distribution, sales, marketing, and administrative functions were combined and reduced. Approximately 29, 26, and 37 employees were terminated in fiscal 2000, 1999, and 1998, respectively, as a result of this activity. The Company also committed to pay noncontingent retention bonuses, commissions, and relocation costs to other employees, and these costs have been included in the accrual.

   Asset write-offs and lease cancellations. The Company has consolidated duplicate offices in North America and Europe and has relocated the North American headquarters to a larger facility. The accrual includes lease payments resulting from the planned closure of these facilities, which are expected to continue through the lease term, or penalties associated with early termination of the leases. Certain intangibles that will have no benefit to the combined operations were written off. Redundant property and equipment were either disposed of or written down to their estimated net realizable value.

   Other. Other expenses specific to the OTL acquisition included costs associated with, communication of the merger to employees' and costs accrued to provide future support and maintenance for former OTL customers. Expenses specific to the Pure Atria acquisition included costs associated with communication of the merger to employees, with discontinuance of the Pure Vision product line, and termination of European and Asian distributors.

7. Convertible Subordinated Notes

   During February 2000, Rational completed an offering of $500.0 million of Convertible Subordinated Notes (the "Notes"), to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933.

                         RATIONAL SOFTWARE CORPORATION

                                March 31, 2000

Interest on the five percent Notes, which mature on February 1, 2007, is payable on February 1 and August 1 of each year, commencing August 1, 2000. The Notes are convertible into shares of Rational Common Stock at any time prior to the close of business on the maturity date, unless previously redeemed, at a conversion price of $71.44 per share, subject to anti-dilution adjustments. This is equivalent to a conversion rate of 13.9983 shares of Common Stock per $1,000 of principal amount due at maturity. The Notes are redeemable, in whole or in part, at the option of the Company on or after February 5, 2003, and upon at least 30 days', but no more than 60 days', notice. The redemption price, expressed as a percentage of principal plus accrued interest through the date of the redemption, is as follows for the 12-month periods beginning in February of the following years:

                                               Redemption
            Year                                 Price
            ----                               ----------
            2003..............................  102.857%
            2004..............................  102.143%
            2005..............................  101.429%
            2006..............................  100.714%

   In the event of a change of control, as defined, each holder of the Notes may require the Company to repurchase its Notes, in whole or in part, for cash or, at the Company's option, for Common Stock (valued at 95% of the average last reported sale prices for the five trading days immediately preceding the repurchase date) at a repurchase price of 100% of the principal amount of the Notes to be repurchased, plus accrued interest to the repurchase date. The Notes are unsecured and subordinated in right of payment in full to all existing and future Senior Indebtedness of the Company. Expenses associated with the offering of approximately $15.4 million were deferred in other assets and are being amortized over the term of the Notes. The Company has reserved 6,998,880 shares of Common Stock for conversion of the Notes.

8. Commitments and Contingencies

   The Company leases its primary office space under operating leases. Rental expense for facilities was approximately $15.1 million, $12.3 million, and $13.4 million for the fiscal years ended March 31, 2000, 1999, and 1998, respectively. Estimated future rents from sublease agreements are $2.1 million and $198,000 in fiscal 2001, and 2002, respectively. Future minimum rental payments, net of sublease income, are as follows for the fiscal years indicated as of March 31 (in thousands):

            2001................................. $21,716
            2002.................................  18,737
            2003.................................  16,648
            2004.................................  14,462
            2005.................................  10,337
            Thereafter...........................  17,442
                                                  -------
                                                  $99,342
                                                  =======

   As of March 31, 2000, the Company had three letters of credit outstanding in the amount of $62,500, $3 million, and $1 million guaranteeing certain rental payments at its office locations in Lexington, Massachusetts, and Cupertino, California.

   Legal matters. The following actions have been filed against the Company, officer Paul D. Levy, Cowen & Company and an individual Cowen employee, analyst Rehan Syed. The action, In re Rational Software Securities Litigation, No. 21001-JF (N.D. Cal. May 26, 1998) is a consolidated action supplanting prior complaints filed against defendants. The actions are putative shareholder class action lawsuits. The complaint

                         RATIONAL SOFTWARE CORPORATION

                                March 31, 2000

alleges that defendants violated Sections 10(b) and 20A of the Securities Exchange Act of 1934 through the selective disclosure of material inside information regarding the Company's prospects and seek damages on behalf of a class of shareholders who purchased the Company's Common Stock on October 8, 1997. Plaintiffs have dismissed the Complaint as against the Company and Mr. Levy.

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

9. Stockholders' Equity

   Stock repurchase program. In April 1998, the Company's Board of Directors authorized the purchase of up to 6 million shares of the Company's Common Stock from time to time in the open market. The Company completed the repurchase of these 6 million shares by August 1998 for an aggregate cost of $98.4 million. In October 1998, the Company's Board of Directors authorized the purchase of an additional 6 million shares. As of March 31, 2000, the Company had repurchased approximately 2.1 million shares of its Common Stock under this program for an aggregate cost of $61.4 million.

   The stock repurchase program is intended to help offset the dilution resulting from shares issued under the Company's employee stock plans. The timing and size of any future stock repurchases are subject to market conditions, stock prices, and the Company's cash position and other cash requirements going forward.

   Stock options. The Company provides equity incentives to employees and directors by means of incentive stock options and nonstatutory options which historically have been provided under various stock option plans. The Company now issues options from the Stock Option Plan for Directors, the 1997 Stock Option Plan, and the 1997 Supplemental Plan. Stock options generally vest over a period of four years. Under these plans, the Company may grant either nonstatutory or incentive stock options, and the option price per share cannot be less than 85% of fair value in the case of nonstatutory options, or 100% of fair value in the case of incentive stock options, determined on the date that the option is granted. Under these plans, the Company has reserved 20,169,442 shares for issuance at March 31, 2000. Options generally expire 10 years from the date of grant.

                         RATIONAL SOFTWARE CORPORATION

                                March 31, 2000


   Activity under the plans including options assumed by the Company in mergers (adjusted for exchange ratios) is summarized as follows:

                                                          Options Outstanding
                                                          ---------------------
                                                                      Weighted-
                                                Shares                 Average
                                              Available               Exercise
                                              for Grant    Options      Price
                                              ----------  ----------  ---------
Balance at March 31, 1997....................    570,574  15,428,269   $17.08
 Net transactions of Pure Atria during the
  period from January 1, 1997, to March 31,
  1997.......................................  1,611,351    (416,912)   25.65
 Additional shares authorized................  4,350,000          --       --
 Granted..................................... (6,523,621)  6,523,621    13.71
 Exercised...................................         --  (2,056,891)   10.52
 Canceled....................................  1,910,661  (1,910,661)   20.41
 Expired or retired.......................... (1,204,801)         --       --
                                              ----------  ----------   ------
Balance at March 31, 1998....................    714,164  17,567,426   $12.57
 Additional shares authorized................  4,450,000          --       --
 Granted..................................... (6,138,937)  6,138,937    15.32
 Exercised...................................         --  (3,552,847)    7.95
 Canceled....................................  3,983,241  (3,983,241)   20.39
 Expired or retired.......................... (1,321,043)         --       --
                                              ----------  ----------   ------
Balance at March 31, 1999....................  1,687,425  16,170,275   $12.63
 Additional shares authorized................ 18,364,132          --       --
 Granted..................................... (8,806,677)  8,806,677    40.52
 Exercised...................................         --  (5,248,301)   12.42
 Canceled....................................  1,079,773  (1,079,773)   18.92
 Expired or retired..........................   (404,089)         --       --
                                              ----------  ----------   ------
Balance at March 31, 2000.................... 11,920,564  18,648,878   $25.09
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

                         RATIONAL SOFTWARE CORPORATION

                                March 31, 2000


   In fiscal 2000 the Company recorded deferred stock compensation of $3,044,000 representing the difference between the exercise price and the deemed fair value of Catapulse, which results are consolidated with Rational, Common Stock on the date such stock options were granted. The Company also recorded amortization of deferred stock compensation of $281,000 in fiscal 2000. At March 31, 2000 the Company had $2,763,000 of remaining unamortized deferred compensation. Additionally, as a result of accelerating the vesting period of certain stock options, the Company recorded compensation expense of $484,000.

   At March 31, 2000, options to purchase 5,504,938 shares of Common Stock were exercisable and unrestricted at a weighted-average exercise price of $13.26. At March 31, 2000, the range of options outstanding and exercisable is as follows:

                                                          Options Exercisable
                              Options Outstanding          and Unrestricted
                       --------------------------------- ---------------------
                                    Weighted-
                                     Average
                                    Remaining  Weighted-             Weighted-
                                   Contractual  Average               Average
        Range of         Shares       Life     Exercise    Number    Exercise
     Exercise Prices   Outstanding   (years)     Price   Exercisable   Price
     ---------------   ----------- ----------- --------- ----------- ---------
     $0.0018-$ 3.47       428,462     4.35      $ 1.68      411,132   $ 1.73
     $  3.75-$10.00     3,277,519     6.66        9.76    2,165,142     9.69
     $ 10.06-$11.13     2,172,017     8.06       10.85      466,559    10.87
     $ 11.18-$13.38     2,519,810     7.11       12.65    1,266,897    12.88
     $ 13.56-$23.94     2,200,971     8.33       19.58      657,070    18.53
     $ 24.00-$30.50     1,000,667     8.63       27.48      215,699    27.29
     $ 30.75-$30.75     2,070,126     9.53       30.75      184,915    30.75
     $ 31.13-$51.56     1,692,214     9.56       42.25       90,494    40.97
     $ 52.31-$52.31     3,192,762     9.84       52.31       47,030    52.31
     $ 71.75-$71.75        94,330     9.92       71.75            0     0.00
                       ----------     ----      ------    ---------   ------
                       18,648,878     8.28      $25.09    5,504,938   $13.26
                       ==========     ====      ======    =========   ======

   Employee Stock Purchase Plans. During fiscal 1999, all remaining shares previously approved by the stockholders for the "1994 Employee Stock Purchase Plan" were issued. In July 1998, the "1998 Employee Stock Purchase Plan" was approved by the shareholders with an initial 2 million shares reserved. Under both plans, substantially all employees may purchase Common Stock through payroll deductions at a price equal to 85% of the lower of fair values as of the date of the employee's entrance into the plan or the end of each six-month purchase period. Employees may elect to have up to 10% of their compensation withheld to purchase company stock, with a value not to exceed $25,000 in any calendar year. During fiscal 2000, approximately 626,138 shares were issued under the plans.

                         RATIONAL SOFTWARE CORPORATION

                                March 31, 2000


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

                                                       Year Ended March 31,
                                                   -----------------------------
                                                   2000 1999 1998 2000 1999 1998
                                                   ---- ---- ---- ---- ---- ----
                                                   Stock Options       ESPP
                                                   -------------- --------------
Expected life (in years).......................... 3.60 3.35 3.02 0.62 0.60 0.50
Expected volatility............................... 0.76 0.72 0.60 0.74 0.67 0.60
Risk-free interest rate........................... 6.10 5.21 5.80 5.61 5.15 5.54

   For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is amortized over the options' vesting period (for options) and the six-month purchase period (for stock purchases under the
ESPP). The Company's pro forma information is as follows (in thousands, except for per share amounts):

                                                        Year Ended March 31,
                                                      ------------------------
                                                       2000    1999     1998
                                                      ------- ------- --------
     Net income (loss):
       As reported................................... $85,314 $59,249 $(38,273)
       Pro forma.....................................  20,089  13,635  (90,277)
     Basic net income (loss) per share:
       As reported................................... $  0.97 $  0.69 $  (0.44)
       Pro forma.....................................    0.23    0.16    (1.03)
     Diluted net income (loss) per share:
       As reported................................... $  0.89 $  0.65 $  (0.44)
       Pro forma.....................................    0.21    0.15    (1.03)

   The effects of applying FAS 123 in this pro forma disclosure are not indicative of future amounts. FAS 123 does not apply to awards made prior to 1995. Additional awards in future years are anticipated.

   The weighted-average fair value of options granted at market value during fiscal 2000, 1999, and 1998 was $24.03, $7.76, and $5.63 per share, respectively. The weighted-average fair value of employee stock purchase rights during fiscal 2000, 1999, and 1998 was $10.39, $4.82, and $4.17 per share, respectively.

                         RATIONAL SOFTWARE CORPORATION

                                March 31, 2000


10. Income Taxes

   Income (loss) before income taxes and the provision for income taxes consist of the following (in thousands):

                                                          March 31,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
     Income (loss) before income taxes:
       United States............................. $ 68,072  $ 51,372  $    424
       Foreign...................................   52,923    33,270   (29,250)
                                                  --------  --------  --------
         Total................................... $120,995  $ 84,642  $(28,826)
                                                  --------  --------  --------
     Provision for income taxes:
       Current:
         Federal................................. $     --  $  1,469  $  9,908
         State...................................       56     3,120     2,220
         Foreign.................................    8,656     3,904     2,170
                                                  --------  --------  --------
           Total................................. $  8,712  $  8,493  $ 14,298
                                                  --------  --------  --------
       Deferred:
         Federal................................. $ (8,498) $(13,858) $ (5,988)
         State...................................     (274)   (1,263)     (375)
                                                  --------  --------  --------
           Total................................. $ (8,772) $(15,121) $ (6,363)
                                                  --------  --------  --------
     Charge in lieu of taxes attributable to
      employee stock plans....................... $ 36,825  $ 32,021  $     --
     Charge in lieu of taxes resulting from
      initial recognition of acquired tax
      benefits that were allocated to reduce
      intangible assets related to the acquired
      entity.....................................       --        --     1,512
                                                  --------  --------  --------
         Total................................... $ 36,765  $ 25,393  $  9,447
                                                  ========  ========  ========

   The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate as a result of the following differences (in thousands):

                                                      Year Ended March 31,
                                                    --------------------------
                                                     2000     1999      1998
                                                    -------  -------  --------
Income tax provision (benefit) at the federal
 statutory rate...................................  $42,348  $29,625  $(10,089)
State income taxes (net of federal benefit).......    4,781    5,502     1,845
Tax benefit of net operating loss carryforwards...       --   (7,027)  (19,260)
Tax benefit of research credit carryforwards......   (6,336)  (3,000)       --
Nondeductible charges for acquired in-process
 research and development, and goodwill...........    2,285       --        --
Foreign taxes in excess of U.S. statutory rates...      603    1,333       651
Foreign earnings permanently reinvested in foreign
 operations.......................................   (8,400)      --        --
Nondeductible losses attributable to Catapulse....    1,047       --        --
Nondeductible merger-related costs................       --       --     6,075
Foreign losses not resulting in a U.S. tax
 benefit..........................................    1,077       --    21,297
Change in valuation allowance.....................       --   (1,474)    7,562
Other.............................................     (640)     434     1,366
                                                    -------  -------  --------
  Total...........................................  $36,765  $25,393  $  9,447
                                                    =======  =======  ========

                         RATIONAL SOFTWARE CORPORATION

                                March 31, 2000


   Significant components of the Company's deferred tax assets are as follows (in thousands):

                                                                 March 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
Deferred tax assets:
  Net operating loss carryforwards.......................... $ 31,939  $ 22,218
  Tax credit carryforwards..................................   10,052     6,865
  Allowances, reserves, and accrued expenses................   10,943     9,240
  Property, equipment, and intangibles......................    2,640     6,058
  Other.....................................................    1,466     1,928
                                                             --------  --------
    Gross deferred tax assets...............................   57,040    46,309
    Less valuation allowance................................   (8,517)  (11,100)
                                                             --------  --------
    Total deferred tax assets...............................   48,523    35,209
Deferred tax liabilities:
  Unremitted earnings of foreign subsidiaries...............  (12,848)   (5,337)
                                                             --------  --------
    Total deferred tax liabilities..........................  (12,848)   (5,337)
                                                             --------  --------
Net deferred tax assets..................................... $ 35,675  $ 29,872
                                                             ========  ========

   The valuation allowance decreased by $2.6 million and $19.9 million in 2000 and 1999, respectively. In 2000, the $2.6 million decrease was primarily attributable to previously unbenefitted research and development tax credits. In 1999, approximately $18.4 million of such decrease was attributable to the tax benefit associated with employee stock plans and was credited to additional paid-in capital.

   Net undistributed earnings of the foreign subsidiaries considered permanently reinvested amounted to approximately $24 million at March 31, 2000. Accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

   FASB Statement No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on the weight of available evidence, the Company has provided a valuation allowance against certain foreign tax credit carryforwards and the future amortization of certain intangible assets. The Company will continue to evaluate the realizability of the deferred tax asset on a quarterly basis.

   At March 31, 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $83 million that expire in 2001 through 2020. The Company also had tax credit carryforwards for federal and state purposes of approximately $7.5 million and $4.0 million, respectively, that expire in 2001 through 2020, if not utilized. As a result of various public offerings and business combinations, the Company and some of its acquired entities experienced an ownership change as defined in section 382 of the Internal Revenue Code. Due to the passing of time, the Company's net operating loss carryforwards and tax credit carryforwards are no longer subject to limitation.

11. Segment Information

   The Company has adopted FAS 131 for the fiscal year ended March 31, 1999. The Company's software products and related services are developed and marketed to support heterogeneous environments in a broad

                         RATIONAL SOFTWARE CORPORATION

                                March 31, 2000

customer base. Management uses one measurement of profitability for its business within a single operating segment. The Company markets its software products and related services in the United States, Europe, and other parts of the world.

   Geographic revenues and long-lived asset information are as follows (in thousands):

                                                         Year Ended March 31,
                                                      --------------------------
                                                        2000     1999     1998
                                                      -------- -------- --------
     Revenues:
       United States................................. $339,116 $246,650 $203,810
       Europe........................................  167,507  121,848   82,202
       Other.........................................   65,567   43,318   24,658
                                                      -------- -------- --------
         Consolidated................................ $572,190 $411,816 $310,670
                                                      ======== ======== ========
     Long-lived assets:
       United States................................. $ 87,272 $ 60,178 $391,951
       Europe........................................    6,816    6,117   38,011
       Other.........................................   56,504    3,407   15,243
                                                      -------- -------- --------
         Consolidated................................ $150,592 $ 69,702 $445,205
                                                      ======== ======== ========

   "Other" represents Canada, Latin America, and the Asia/Pacific region. Export sales out of the U.S. have been made primarily to customers in Europe, Australia, and Canada and represent less than 10% of U.S. revenues in all periods.

12. Quarterly Information (Unaudited)

   The following table presents unaudited quarterly operating results for each of the Company's eight quarters in the two-year period ended March 31, 2000 (in thousands, except per share amounts).

                                                      Quarter Ended
                                           ------------------------------------
                                                    September December
                                           June 30     30        31    March 31
                                           -------- --------- -------- --------
Fiscal 2000:
  Total revenues.......................... $117,423 $128,161  $146,187 $180,419
  Gross margin............................   99,800  109,165   124,218  152,103
  Operating income........................   17,823   24,396    31,855   34,064
  Net income..............................   14,693   19,325    25,380   25,916
  Net income per share--basic.............     0.17     0.22      0.29     0.29
  Net income per share--diluted...........     0.16     0.21      0.27     0.26
Fiscal 1999:
  Total revenues.......................... $ 82,971 $ 94,656  $109,133 $125,056
  Gross margin............................   67,208   79,759    93,674  108,307
  Operating income........................    8,321   14,194    22,525   26,881
  Net income..............................    8,005   12,200    17,954   21,090
  Net income per share--basic.............     0.09     0.14      0.21     0.25
  Net income per share--diluted...........     0.09     0.14      0.20     0.23

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Reference is made to "election of directors" in the Company's proxy statement for the 2000 annual meeting of stockholders, incorporated by reference herein.

ITEM 11--EXECUTIVE COMPENSATION

   Reference is made to "executive compensation" and "performance graph" in the Company's proxy statement for the 2000 annual meeting of stockholders, incorporated by reference herein.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Reference is made to "beneficial ownership of Common Stock" in the Company's proxy statement for the 2000 annual meeting of stockholders, incorporated by reference herein.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Reference is made to "certain transactions" in the Company's proxy statement for the 2000 annual meeting of stockholders, incorporated by reference herein.

                                    PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS

   See Item 8 of this Form 10-K.

    2. FINANCIAL STATEMENT SCHEDULES

   The following financial statement schedule of the Company for each of the years ended March 31, 2000, 1999, and 1998, is filed as part of this Form 10-K and should be read in conjunction with the consolidated financial statements and related notes thereto of the Company.

                                                                           Page
                                                                          Number
                                                                          ------
       Schedule II--Valuation and Qualifying Accounts....................  S-1

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

     3.02  Bylaws as amended through October 1999.

     4.01  Reference is made to Exhibits 3.01 and 3.02.

     4.02  Specimen of Common Stock Certificate is incorporated by reference to
           Exhibit 4.06 filed with the Registrant's Amendment No. 1 to Form S-3
           Registration Statement on May 31, 1995 (File No. 33-91740).

     4.03  Indenture by and between Registrant and State Street Bank and Trust
           Company of California, N.A., dated as of February 2, 2000, with respect to 5% Convertible Subordinated Notes due February 1, 2007.

     4.04 Registration Rights Agreement of the Registrant, dated as of February 2, 2000, with respect to 5% Convertible Subordinated Notes due February 1, 2007.

    10.01 Relocation Agreement with David Bernstein is incorporated herein by reference to Exhibit 10 filed with the Registrant's Form 10-Q dated
           November 14, 1997.

    10.02  *Form of Employment Agreement is incorporated by reference to
           Exhibit 10.03 filed with the Registrant's Form 10-K dated June 1,
           1998.

    10.03  *Form of Employment Agreement. is incorporated by reference to
           Exhibit 10.04 filed with the Registrant's Form 10-K dated June 1,
           1998.

    10.04 Form of Stock Option Repricing Agreement is incorporated by reference to Exhibit 10.05 filed with the Registrant's Form 10-K dated June 1, 1998.

    10.05 Form of Director and Officer Indemnification Agreement incorporated herein by reference to Exhibit 10.1 filed with the Registrant's
           Registration Statement on Form S-4, dated January 17, 1997, as amended on January 17, 1997.

    10.06 *Rational Software Corporation Stock Option Plan for Directors is incorporated herein by reference to Exhibit 1 filed with the Registrant's Form 8-K Current Report dated October 2, 1996.

    10.07  *Form of Stock Option Agreements for the Rational Software
           Corporation Stock Option Plan for Directors is incorporated herein by reference to Exhibit 4.6 filed with the Registrant's Form S-8
           Registration Statement on September 18, 1995 (Registration No. 33-
           97042).

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

(b) REPORTS ON FORM 8-K

   Item 2: On January 21, 2000, the Company filed Form 8-K regarding the closing of the acquisition of ObjecTime Limited

   Item 5: On January 24, 2000, the Company filed Form 8-K announcing a proposed private offering of Convertible Subordinated Notes.

   Item 5: On January 31, 2000, the Company filed Form 8-K announcing that the Company had entered into an agreement to sell Convertible Subordinated Notes.

   Item 5: On February 16, 2000, the Company filed Form 8-K regarding the completion of the agreement to sell Convertible Subordinated Notes.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Rational Software Corporation

Date: May 1, 2000           /s/ Timothy A. Brennan
                   ----------------------------------------
                               Timothy A. Brennan,
                             Senior Vice President,
                     Chief Financial Officer, and Secretary

                               POWER OF ATTORNEY

   KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas F. Bogan and Timothy A. Brennan, jointly and severally, as such person's true and lawful attorneys-in-fact and agents, each with full power of substitution, for such person, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report on Form 10-K, and to file with same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as full to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes, may do or be done by virtue hereof. Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

             Signature                           Title                    Date
             ---------                           -----                    ----

         /s/ Paul D. Levy            Founder and Chairman of the      May 1, 2000
____________________________________ Board
             Paul D. Levy

      /s/ Michael T. Devlin          Founder, Chief Executive         May 1, 2000
____________________________________ Officer, and Director
          Michael T. Devlin

       /s/ Thomas F. Bogan           President and Chief              May 1, 2000
____________________________________ Operating Officer
           Thomas F. Bogan

      /s/ Timothy A. Brennan         Senior Vice President, Chief     May 1, 2000
____________________________________ Financial Officer, and
          Timothy A. Brennan          Secretary (principal
                                      financial officer and
                                      principal accounting
                                      officer)

       /s/ Leslie G. Denend          Director                         May 1, 2000
____________________________________
           Leslie G. Denend

       /s/ John E. Montague          Director                         May 1, 2000
____________________________________
           John E. Montague

    /s/ Allison R. Schleicher        Director                         May 1, 2000
____________________________________
        Allison R. Schleicher

                         RATIONAL SOFTWARE CORPORATION

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                   Years Ended March 31, 2000, 1999, and 1998
                                 (in thousands)

                                                                         Balance
                                           Balance                         at
                                             at                          Ending
                                          Beginning                        of
                                          of Period Additions Deductions Period
                                          --------- --------- ---------- -------
March 31, 2000
  Allowance for doubtful accounts........  $3,226     $287     $  (254)  $3,259
March 31, 1999
  Allowance for doubtful accounts........  $3,638     $ --     $  (412)  $3,226
March 31, 1998
  Allowance for doubtful accounts........  $4,001     $664     $(1,027)  $3,638

                           INDEX OF ATTACHED EXHIBITS

  3.02 Bylaws as amended through October 1999.

  4.03 Indenture by and between Registrant and State Street Bank and Trust
       Company of California, N.A.

  4.04 Registration Rights Agreement of the Registrant

 21.01 Subsidiaries of Registrant

 23.01 Consent of Ernst & Young LLP, Independent Auditors

 27.1  Annual financial data schedule

   For documents incorporated by reference, see Item 14(a)(3) above.