Form 10-Q
period 2000-06-30
RATIONAL SOFTWARE CORP
filed 2000-08-07
CIK 722056

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

        For the quarterly period ended June 30, 2000

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

                              Yes  [X]             No   [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
          COMMON STOCK, PAR VALUE                   93,315,561
              $.01 PER SHARE
                  (Class)            (Shares outstanding on July 31, 2000)
===============================================================================

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


PART II -- OTHER INFORMATION

Item 6 --  Exhibits and Reports on Form 8-K...........................

SIGNATURE.............................................................

Item 1 -- Condensed Consolidated Financial Statements

                         RATIONAL SOFTWARE CORPORATION
                     Condensed Consolidated Balance Sheets
                    (in thousands, except per share amounts)

                                                     June 30,       March 31,
                                                     2000           2000
                                                     ------------   ------------
                                                     (unaudited)      (Note A)
                         ASSETS
            -------------------------------------
Current assets:
 Cash and cash equivalents....................          $321,574       $413,230
 Short-term investments.......................           657,881        493,081
 Accounts receivable, net.....................           124,339        148,818
 Deferred tax assets..........................             9,221          9,384
 Prepaid expenses and other assets............            10,917         10,671
                                                     ------------   ------------
Total current assets..........................         1,123,932      1,075,184
                                                     ------------   ------------
Property and equipment, at cost:
 Computer, office and manufacturing equipment.            90,757         88,525
 Office furniture.............................            16,011         13,957
 Leasehold improvements.......................            16,428         13,850
                                                     ------------   ------------
                                                         123,196        116,332
 Accumulated depreciation and amortization....           (65,166)       (63,892)
                                                     ------------   ------------
Property and equipment, net...................            58,030         52,440
Other assets, net.............................            95,411         98,152
                                                     ------------   ------------
Total assets..................................        $1,277,373     $1,225,776
                                                     ============   ============
             LIABILITIES AND STOCKHOLDERS' EQUITY
            -------------------------------------
Current liabilities:
 Accounts payable.............................            $8,434         $8,496
 Accrued employee benefits....................            38,653         49,290
 Income taxes payable.........................            33,068         24,323
 Other accrued expenses.......................            41,312         33,257
 Current portion of accrued merger and
   integration expenses.......................             3,893          5,147
 Deferred revenue.............................           122,866        122,813
                                                     ------------   ------------
Total current liabilities.....................           248,226        243,326

Accrued rent..................................               336            968
Long-term accrued merger and integration
 expenses.....................................               600            700
Convertible subordinated notes                           500,000        500,000
                                                     ------------   ------------
Total liabilities.............................           749,162        744,994
                                                     ------------   ------------

Minority interest                                         22,588         24,475

Stockholders' equity:
 Common stock, $0.01 par value, 150,000
  shares authorized...........................             1,018            996
 Additional paid-in capital...................           739,902        709,488
 Deferred stock compensation..................            (2,573)        (2,763)
 Treasury stock...............................          (180,851)      (180,851)
 Accumulated deficit..........................           (41,338)       (60,699)
 Accumulated other comprehensive loss.........           (10,535)        (9,864)
                                                     ------------   ------------
Total stockholders' equity....................           505,623        456,307
                                                     ------------   ------------
Total liabilities and stockholders' equity....        $1,277,373     $1,225,776
                                                     ============   ============

Note A:  The balance sheet at March 31, 2000 has been derived from the audited
------ financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principal for complete financial statements.

   See accompanying notes to condensed consolidated financial statements.

                         RATIONAL SOFTWARE CORPORATION
                Condensed Consolidated Statements of Operations
              (in thousands, except per share amounts, unaudited)

                                        Three Months Ended
                                             June 30,
                                      --------- ---------
                                      2000      1999
                                      --------- ---------
Net product revenue................    $99,300   $72,415
Consulting and support revenue.....     70,997    45,008
                                      --------- ---------
    Total revenue..................    170,297   117,423
                                      --------- ---------
Cost of product revenue............      6,488     6,010
Cost of consulting and support
  revenue..........................     18,176    11,613
                                      --------- ---------
    Total cost of revenue..........     24,664    17,623
                                      --------- ---------
Gross margin.......................    145,633    99,800
                                      --------- ---------
Operating expenses:
  Research and development.........     38,483    22,525
  Sales and marketing..............     70,950    49,361
  General and administrative.......     13,346    10,091
                                      --------- ---------
    Total operating expenses.......    122,779    81,977
                                      --------- ---------
    Operating income...............     22,854    17,823
Other income, net..................      6,035     2,584
                                      --------- ---------
    Income before income
      taxes........................     28,889    20,407

Provision for income taxes.........     11,517     5,714
Minority interest..................     (1,989)     --
                                      --------- ---------
Net income.........................    $19,361   $14,693
                                      ========= =========
Net income  per common
  share - basic....................      $0.21     $0.17

Shares used in computing per
  share amounts - basic............     91,484    86,527

Net income per common
  share - diluted..................      $0.19     $0.16

Shares used in computing per
  share amounts - diluted..........    100,665    94,104

   See accompanying notes to condensed consolidated financial statements.

                         RATIONAL SOFTWARE CORPORATION
                 Condensed Consolidated Statement of Cash Flows
                           (in thousands, unaudited)

                                                             Three Months Ended
                                                                  June 30
                                                         ----------------------
                                                         2000        1999
                                                         ----------  ----------
Operating activities:
   Net income..........................................    $19,361     $14,693
   Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization.....................     10,287       5,320
     Compensation expense related to stock options.....        190          --
     Changes in operating assets and liabilities:
       Accounts receivable.............................     24,479       5,182
       Prepaid expenses and other, net...................     (246)     (2,046)
       Deferred tax assets.............................        163          --
       Accounts payable................................        (62)     (2,352)
       Accrued employee benefits and other accrued
          expenses.....................................     (3,214)    (12,000)
       Income taxes payable............................      8,745       5,788
       Accrued merger and integration expenses.........     (1,354)     (1,591)
       Deferred revenue................................         53         272
                                                         ----------  ----------
Net cash provided by operating activities..............     58,402      13,266
                                                         ----------  ----------
Investing activities:
   Purchase of short-term investments..................   (217,863)    (95,777)
   Maturities and sales of short-term investments......     53,063      96,731
   Purchases of property and equipment.................    (10,774)     (4,092)
   Net change in other assets..........................       (877)       (117)
                                                         ----------  ----------
Net cash used in investing activities.............        (176,451)     (3,255)
                                                         ----------  ----------
Financing activities:
   Net proceeds from issuance of common stock..........     28,951      26,959
   Repurchases of common stock.........................         --     (23,947)
   Proceeds from minority investors in Catapulse, Inc..     (1,887)         --
                                                         ----------  ----------
Net cash provided by financing activities................   27,064       3,012
                                                         ----------  ----------
Effect of changes in foreign currency exchange
 rate on cash..........................................       (671)     (1,653)
                                                         ----------  ----------
Net increase (decrease) in cash and cash equivalents...    (91,656)     11,370
Cash and cash equivalents at beginning of period.......    413,230      59,965
                                                         ----------  ----------
Cash and cash equivalents at end of period.............   $321,574     $71,335
                                                         ==========  ==========

     See accompanying notes to condensed consolidated financial statements.

                   RATIONAL SOFTWARE CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION -- The consolidated financial information included herein has been prepared without an audit and in accordance with the Company's accounting policies, as described in its latest annual report filed with the Securities and Exchange Commission on Form 10-K. In the opinion of management, all adjustments, which consist only of normal recurring adjustments necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the interim periods presented have been made. Certain prior year amounts have been reclassified to conform with current year presentation. As permitted by Form 10-Q, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Operating results for the period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001.

2. ACCOUNTS RECEIVABLE - Accounts receivable are presented net of an allowance for doubtful accounts of $3,082,000 at June 30, 2000 and $3,259,000 at March 31, 2000.

3. NET INCOME PER COMMON SHARE - The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

(in thousands, except per share amounts)
                                        Three Months Ended
                                             June 30,
                                      -------------------
                                      2000      1999
                                      --------- ---------
Numerator:
  Net income .......................   $19,361   $14,693

Denominator:
  Denominator for basic net income
  per share - weighted
  average shares....................    91,484    86,527

  Incremental common shares
  attributable to shares issuable
  under employee stock plans........     9,181     7,577
                                      --------- ---------
  Denominator for diluted net
  income per share -
  weighted average shares and
  assumed conversions...............   100,665    94,104
                                      ========= =========

Net income per share - basic.            $0.21     $0.17
                                      ========= =========
Net income per share -
  diluted...........................     $0.19     $0.16
                                      ========= =========

The effect of options to purchase 238,256 and 222,107 shares of Common Stock was not included in the computation of the three months ended June 30, 2000 and 1999, respectively, diluted earnings per share because the options' exercise price was greater than the average market price of common shares. The effect of converting 6,999,150 shares of Common Stock from outstanding Convertible Notes issued in 2000 was not included in diluted earnings per share because the assumed conversion would be antidilutive.

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

For the three months ended June 30, 2000, total comprehensive income amounted to approximately $18,690,000 compared to a comprehensive income of $13,040,000 for the same period last year.

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

On March 31, 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB Opinion No.
25. The Interpretation is generally effective for new stock awards or transactions entered into on or after July 1, 2000. The Company does not anticipate that the adoption of the new Interpretation will have a significant effect on earnings or the financial position of the Company.

6. STOCK REPURCHASE - Under a program approved in October 1998, the Company is authorized to repurchase up to 6 million shares of its common stock from time to time in the open market. In the quarter ended June 30, 2000, there were no repurchases. In the quarter ended June 30, 1999 the Company repurchased 822,500 shares of its common stock for a total cash outlay of approximately $23.9 million. A purpose of the stock repurchase program is to offset the dilution resulting from shares issued under the Company's employee option and purchase plans. The timing and size of any future stock repurchases are subject to market conditions, stock prices, the Company's cash position and other cash requirements going forward.

Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations include "forward looking" statements within the meaning of Sections 27A of the Securities Act of 1993 and 21E of the Securities and Exchange Act of 1934, as amended, including statements about international revenue, and liquidity and capital resources, and are subject to the safe harbor created by those sections. The actual future results of the Company could differ materially from those projected in the forward looking statements. For a discussion of certain factors that could cause actual results to differ materially from those projected by the forward looking information see "Factors That May Affect Future Results," at the end of this Item 2.

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


Comparative Analysis of Operating Results for the Three Months Ended
June 30,  2000

Total revenue increased 45% for the three month period ended June 30, 2000 from the comparable prior year period. Net product revenue and consulting and support revenue increased 37% and 58%, respectively, for the three month period ended June 30, 2000 compared to the prior year. The overall increase reflects continued strong customer acceptance across the majority of the Company's products and services. The increase in consulting and support revenue is a result of growing demand for the Company's consulting services and continued strong sales and renewals of customer support arrangements.

International revenue from product sales and consulting and customer support accounted for 37% of total revenue for the three month period ended June 30, 2000, and 42% for the comparable prior year period. The Company expects international sales to continue to account for a major portion of total revenue in future periods, although the percentage of international revenues could fluctuate from period to period due to economic or other factors in international regions. The Company's international sales are principally priced in local currencies. The Company enters into short-term forward currency contracts to hedge against the impact of foreign currency exchange rate fluctuations on balance sheet exposures denominated in currencies other than the functional currency of the Company or its subsidiaries. The total amount of these contracts is approximately offset by the underlying assets and liabilities denominated in non-functional currencies and such contracts are carried at fair market value. The associated gains and losses were not material to the Company's results of operations in any period presented. See "Factors That May Affect Future Results: Our international operations expose us to greater management, collections, currency, intellectual property, regulatory, and other risks."

Cost of product revenue consists principally of materials, packaging and freight, amortization of developed technology and royalties. These costs represented 7% of total product revenue for the three month period ended June 30, 2000, as compared to 8% for the comparable prior year period. The decrease in product cost as a percentage of certain product revenue was due mainly to economies of scale from increased shipments as well as a higher average selling price of shipments in the current period.

Cost of consulting and support revenue consists principally of personnel costs for training, consulting and customer support. Cost of consulting and support increased 57% for the three month period ended June 30, 2000 from the comparable prior year period. These costs represented 26% of total consulting and support revenue for the three month periods ended June 30, 2000 and 1999. The increase in period over period costs of consulting and support is primarily a result of increased personnel costs necessary to service the growing demand for support, consulting, and education.

Total expenditures for research and development increased 71% for the three month period ended June 30, 2000 from the comparable prior year period. These costs represented 23% of total revenue for the three month period ended June 30, 2000 compared to 19% for the same period last year. The increase in expenditures for research and development is due primarily to the $6.6 million costs incurred by Catapulse, the recently formed Internet venture in which Rational invested $50.0 million in December, 1999. See "Factors That May Affect Future
Results: The recent formation of Catapulse, a new Internet company, by our founders could divert the attention of our management away from our business and affairs and create potential conflicts of interest."

Sales and marketing expenses increased 44% for the three month period ended June 30, 2000 from the comparable prior year period. These costs represented 42% of total revenue for the three month periods ended June 30, 2000 and 1999. The increase in expenditures for sales and marketing is due to personnel costs associated with additional sales capacity, and costs associated with marketing programs to raise Company visibility.

General and administrative expense increased 32% for the three month period ended June 30, 2000 from the comparable prior year period.
These costs represented 8% of total revenue for the three month period ended June 30, 2000 as compared to 9% for the comparable prior year period. The period over period increase in general and administrative expense is due primarily to additional amortization of goodwill related to the January, 2000 acquisition of ObjecTime Limited.

Other income, net consists primarily of interest income, interest expense and gains and losses due to fluctuations in foreign currency exchange rates. Other income has fluctuated as a result of the amount of cash available for investment in interest-bearing instruments and from fluctuations in foreign currency exchange rates. Other income, net increased $3.5 million for the three month period ended June 30, 2000 from the comparable prior year period. The current year increase is due primarily to increased interest earnings on higher cash balances, offset by interest expense on convertible debt.

The provision for income taxes for the three month period ended June 30, 2000 is based on the estimated annual effective tax rate applied to the profit before income taxes and includes federal, state and foreign income taxes. The effective tax rates for fiscal 2001 and 2000 differ from the federal statutory rate primarily as a result of permanently invested international income subject to a lower overall tax rate, investment in tax exempt securities, and research credits. The effective tax rate for fiscal 2001 increased from fiscal 2000 as a result of decreased investment in tax exempt securities and a greater proportion of international income subject to higher overall rates.

Minority Interest

In the first quarter of fiscal 2001 the Company's subsidiary, Catapulse, Inc., incurred $6.6 million of research and development costs and earned $1.1 million of interest income on cash balances. Minority interest, net of tax, in the same period was approximately $2.0 million.

Liquidity and Capital Resources at June 30, 2000

As of June 30, 2000, the Company had cash, cash equivalents and short-term investments of $979.5 million and working capital of $875.7 million. Net cash provided by operating activities for the quarter ended June 30, 2000 was composed primarily of operating income, a decrease in accounts receivable and an increase in taxes payable, offset by a decrease in accrued employee benefits and other accrued expenses, and accrued merger costs. Net cash used by investing activities resulted primarily from an increase in short-term investments and an increase in capital expenditures. Net cash provided in financing activities resulted primarily from the issuance of common stock under the Employee Stock Purchase Plan and the exercise of employee stock options offset by the change in minority interest.

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

Factors that may cause quarterly fluctuations in our operating results include:

- the discretionary nature of our customers' purchase and budget cycles;

-       difficulty predicting the size and timing of customer orders;

-       long sales cycles;

-       seasonal variations in operating results;

- introduction or enhancement of our products or our competitors' products;

- changes in our pricing policies or the pricing policies of our competitors;

-       an increase in our operating costs;

-       whether we are able to expand our sales and marketing programs;

-       the mix of our products and services sold;

-       the level of sales incentives for our direct sales force;

- the mix of sales channels through which our products and services are sold;

-       the mix of our domestic and international sales;

-       an increase in the level of our product returns;

-       fluctuations in foreign currency exchange rates;

-       costs associated with acquisitions; and

-       global economic conditions.

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

The industry for tools that automate software development and management is extremely competitive and rapidly changing. We expect competition to intensify in the future. We believe our continued success will become increasingly dependent on our ability to:

- support multiple platforms, including Microsoft Windows and Windows NT, IBM, commercial UNIX, and Linux;

- use the latest technologies to support Web-based development of business-critical applications;

- develop and market a broader line of products for programming languages such as C++, Visual Studio.NET, Java, and Java Beans;
and

- continually support the rapidly changing standards and technologies used in the development of Web-based applications as well as off-the-shelf products.

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

International sales accounted for approximately 41% of our revenues in fiscal 2000, 40% in 1999, 34% in 1998 and 37% for the three months ended June 30, 2000. We expect that international sales will continue to account for a significant portion of our revenues in future periods. Our business would be harmed if our international operations experienced a material downturn. In addition, international sales are subject to inherent risks, including:

-       unexpected changes in regulatory requirements and tariffs;

-       unexpected changes in global economic conditions;

-       difficulties in staffing and managing foreign operations;

-       longer payment cycles;

-       greater difficulty in accounts receivable collection;

-       potentially adverse tax consequences;

-       price controls or other restrictions on foreign currency;

-       difficulties in obtaining export and import licenses;

-       costs of localizing products for some markets;

-       lack of acceptance of localized products in international markets;
        and

-       the effects of high local wage scales and other expenses.

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

We have acquired a number of businesses, technologies, and products, most recently in January 2000. If we fail to achieve the intended financial or strategic benefits of past and future acquisitions, our operating results will suffer. Acquisitions entail numerous risks, including:

- difficulty with the assimilation of acquired operations and products;

-       failure to achieve targeted synergies;

-       inability to retain key employees of the acquired companies;

-       loss of key business relationships of the acquired company; and

-       diversion of the attention of our management team.

In addition, if we undertake future acquisitions, we may issue dilutive securities, assume or incur additional debt obligations, incur large, one-time expenses, or acquire intangible assets that would result in significant future amortization expense. Any of these events could harm our business.

ITEM 3-Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk, including changes in currency exchange rates and interest rates. To manage the volatility relating to these exposures, the Company employs established policies and procedures to manage its exposure to changes in known or forecasted currency exchange rates and to fluctuations in interest rates. As of June 30, 2000 no significant changes have occurred since our Annual Report on Form 10-K for the year ended March 31, 2000.

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


                                        August 4, 2000