Form 10-Q
period 2000-09-30
RATIONAL SOFTWARE CORP
filed 2000-11-13
CIK 722056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000 or

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 0-12167

RATIONAL SOFTWARE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	54-1217099
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

18880 Homestead Road
Cupertino, California    95014
(Address of principal executive offices including zip code)

408-863-9900
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ],

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

COMMON STOCK, PAR VALUE $.01 PER SHARE	188,933,510
(Class)	(Shares outstanding on October 31, 2000)

RATIONAL SOFTWARE CORPORATION
TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

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
                                                     (unaudited)      (Note A)
                         ASSETS
            -------------------------------------
Current assets:
 Cash and cash equivalents....................          $332,523       $413,230
 Short-term investments.......................           687,843        493,081
 Accounts receivable, net.....................           142,071        148,818
 Deferred tax assets..........................             6,824          9,384
 Prepaid expenses and other assets............            18,738         10,671
                                                     ------------   ------------
Total current assets..........................         1,187,999      1,075,184
                                                     ------------   ------------
Property and equipment, at cost:
 Computer, office and manufacturing equipment.            99,481         88,525
 Office furniture.............................            16,952         13,957
 Leasehold improvements.......................            16,570         13,850
                                                     ------------   ------------
                                                         133,003        116,332
 Accumulated depreciation and amortization....           (64,196)       (63,892)
                                                     ------------   ------------
Property and equipment, net...................            68,807         52,440
Other assets, net.............................            94,034         98,152
                                                     ------------   ------------
Total assets..................................        $1,350,840     $1,225,776
                                                     ============   ============

             LIABILITIES AND STOCKHOLDERS' EQUITY
            -------------------------------------
Current liabilities:
 Accounts payable.............................           $11,045         $8,496
 Accrued employee benefits....................            62,717         49,290
 Income taxes payable.........................            42,381         24,323
 Other accrued expenses.......................            42,175         33,257
 Accrued merger and integration expenses......             3,883          5,147
 Deferred revenue.............................           129,222        122,813
                                                     ------------   ------------
Total current liabilities.....................           291,423        243,326

Convertible subordinated notes................           500,000        500,000
Other long-term liabilities................                1,060          1,668
                                                     ------------   ------------
Total liabilities.............................           792,483        744,994
                                                     ------------   ------------

Minority interest                                         17,846         24,475

Stockholders' equity:
 Common stock, $0.01 par value, 500,000
  shares authorized...........................             2,067          1,992
 Additional paid-in capital...................           762,920        708,492
 Deferred stock compensation..................            (2,383)        (2,763)
 Treasury stock...............................          (180,851)      (180,851)
 Accumulated deficit..........................           (21,649)       (60,699)
 Accumulated other comprehensive loss.........           (19,593)        (9,864)
                                                     ------------   ------------
Total stockholders' equity....................           540,511        456,307
                                                     ------------   ------------
Total liabilities and stockholders' equity....        $1,350,840     $1,225,776
                                                     ============   ============

-----------

Note A: The balance sheet at March 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principal for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

RATIONAL SOFTWARE CORPORATION

Condensed Consolidated Statements of Operations
(in thousands, except per share amounts, unaudited)

                                        Three Months Ended  Six Months Ended
                                          September 30,       September 30,
                                      --------- --------- --------- ---------
                                         2000      1999      2000      1999
                                      --------- --------- --------- ---------
Net product revenue................   $107,966   $77,782  $207,266  $150,197
Consulting and support revenue.....     79,535    50,379   150,532    95,387
                                      --------- --------- --------- ---------
    Total revenue..................    187,501   128,161   357,798   245,584
                                      --------- --------- --------- ---------

Cost of product revenue............      8,585     5,709    15,073    11,719
Cost of consulting and support
  revenue..........................     20,291    13,287    38,467    24,900
                                      --------- --------- --------- ---------
    Total cost of revenue..........     28,876    18,996    53,540    36,619
                                      --------- --------- --------- ---------
Gross margin.......................    158,625   109,165   304,258   208,965
                                      --------- --------- --------- ---------
Operating expenses:
  Research and development.........     45,601    23,084    84,084    45,609
  Sales and marketing..............     78,396    51,165   149,346   100,526
  General and administrative.......     15,377    10,520    28,723    20,611
                                      --------- --------- --------- ---------
    Total operating expenses.......    139,374    84,769   262,153   166,746
                                      --------- --------- --------- ---------
    Operating income...............     19,251    24,396    42,105    42,219
Other income, net..................      9,547     2,445    15,582     5,029
                                      --------- --------- --------- ---------
    Income before income
      taxes........................     28,798    26,841    57,687    47,248

Provision for income taxes.........     14,816     7,516    26,333    13,230
Minority interest..................     (5,707)     --      (7,696)      --
                                      --------- --------- --------- ---------
Net income.........................    $19,689   $19,325   $39,050   $34,018
                                      ========= ========= ========= =========
Net income  per common
  share - basic....................      $0.11     $0.11     $0.21     $0.20

Shares used in computing per
  share amounts - basic............    186,789   173,780   184,879   173,418

Net income per common
  share - diluted..................      $0.10     $0.10     $0.19     $0.18

Shares used in computing per
  share amounts - diluted..........    205,858   187,896   203,594   188,052

See accompanying notes to condensed consolidated financial statements.

RATIONAL SOFTWARE CORPORATION

Condensed Consolidated Statement of Cash Flows
(in thousands, unaudited)

                                                             Six  Months Ended
                                                               September 30,
                                                         ----------------------
                                                             2000        1999
                                                         ----------  ----------
Operating activities:
   Net income..........................................    $39,050     $34,018
   Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization.....................     21,563      11,019
     Compensation expense related to stock options.....        380          --
     Minority interest in loss of Catapulse, Inc.......     (6,629)         --
     Changes in operating assets and liabilities:
       Accounts receivable.............................      6,747      (8,339)
       Prepaid expenses and other, net.................     (8,067)     (6,648)
       Deferred tax assets.............................      2,560          --
       Accounts payable................................      2,549      (4,681)
       Accrued employee benefits and other accrued
          expenses.....................................     22,345         707
       Income taxes payable............................     18,058      13,169
       Accrued merger and integration expenses.........     (1,264)     (1,294)
       Deferred revenue................................      6,409       4,343
       Other long-term liabilities                            (608)     (1,185)
                                                         ----------  ----------
Net cash provided by operating activities..............    103,093      41,109
                                                         ----------  ----------
Investing activities:
   Purchase of short-term investments..................   (375,645)   (132,899)
   Maturities and sales of short-term investments......    180,883     147,508
   Purchases of property and equipment.................    (27,712)    (10,091)
   Net change in other assets..........................     (4,615)       (202)
                                                         ----------  ----------
Net cash provided by (used in) investing activities....   (227,089)      4,316
                                                         ----------  ----------
Financing activities:
   Net proceeds from issuance of common stock..........     53,018      36,537
   Repurchases of common stock.........................         --     (61,363)
                                                         ----------  ----------
Net cash provided by (used in) financing activities........ 53,018     (24,826)
                                                         ----------  ----------
Effect of changes in foreign currency exchange
 rate on cash..........................................     (9,729)        611
                                                         ----------  ----------
Net increase (decrease) in cash and cash equivalents...    (80,707)     21,210
Cash and cash equivalents at beginning of period.......    413,230      59,965
                                                         ----------  ----------
Cash and cash equivalents at end of period.............   $332,523     $81,175
                                                         ==========  ==========

See accompanying notes to condensed consolidated financial statements.

RATIONAL SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION -- The consolidated financial information included herein has been prepared without an audit and in accordance with the Company's accounting policies, as described in its latest annual report filed with the Securities and Exchange Commission on Form 10-K. In the opinion of management, all adjustments, which consist only of normal recurring adjustments necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the interim periods presented have been made. Certain prior year amounts have been reclassified to conform with current year presentation. As permitted by Form 10-Q, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Operating results for the period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001.

2. ACCOUNTS RECEIVABLE - Accounts receivable are presented net of an allowance for doubtful accounts of $3,303,000 at September 30, 2000 and $3,259,000 at March 31, 2000.

3. STOCK SPLIT - The Company's Board of Directors authorized a two for one stock split of the Company's common stock for shareholders of record on August 17, 2000. Shares resulting from the stock split were distributed by the transfer agent on September 5, 2000. All share and per-share numbers contained herein reflect this stock split. The Company's Board also approved an increase in the Company's authorized shares of common stock to 500 million shares.

4. NET INCOME PER COMMON SHARE - The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

                                        Three Months Ended  Six Months Ended
                                          September 30,       September 30,
                                      ------------------- --------- ---------
                                         2000      1999      2000      1999
                                      --------- --------- --------- ---------
Numerator:
  Net income .......................   $19,689   $19,325   $39,050   $34,018

Denominator:
  Denominator for basic net income
  per share - weighted
  average shares....................   186,789   173,780   184,879   173,418

  Incremental common shares
  attributable to shares issuable
  under employee stock plans........    19,069    14,116    18,715    14,634
                                      --------- --------- --------- ---------
  Denominator for diluted net
  income per share -
  weighted average shares and
  assumed conversions...............   205,858   187,896   203,594   188,052
                                      ========= ========= ========= =========

Net income per share - basic.            $0.11     $0.11     $0.21     $0.20
                                      ========= ========= ========= =========
Net income per share -
  diluted...........................     $0.10     $0.10     $0.19     $0.18
                                      ========= ========= ========= =========

Because the options' exercise price was greater than the average market price of common shares, the effect of options to purchase 121,572 and 718,397 shares of Common Stock was not included in the computation of the three months ended September 30, 2000 and 1999, respectively, diluted earnings per share and the effect of options to purchase 527,458 and 585,608 shares of Common Stock was not included in the computation of the six months ended September 30, 2000 and 1999, respectively, diluted earnings per share. The effect of converting 13,998,300 shares of Common Stock from outstanding Convertible Notes issued in 2000 was not included for any periods in diluted earnings per share because the assumed conversion would be antidilutive.

5. COMPREHENSIVE INCOME - As of April 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign translation adjustments, which have been included in stockholders' equity and excluded from net income, to be included in comprehensive income.

For the three months ended September 30, 2000, total comprehensive income amounted to approximately $10,631,000 compared to a comprehensive income of $21,585,000 for the same period last year. For the six months ended September 30, 2000, comprehensive income amounted to approximately $29,321,000 compared to comprehensive income of $34,628,000 for the same period last year.

6. RECENT PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 2000. Because of the Company's limited use of derivatives, management does not anticipate that the adoption of the new statement will have a significant effect on earnings or the financial position of the Company.

On March 31, 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25. The Interpretation is generally effective for new stock awards or transactions entered into on or after July 1, 2000. The Company does not anticipate that the adoption of the new Interpretation will have a significant effect on earnings or the financial position of the Company.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B to defer the effective date of the implementation of SAB 101 until the fourth quarter of fiscal 2001. The Company does not anticipate that the adoption of SAB 101 will have a significant effect on earnings or the financial position of the Company.

7. STOCK REPURCHASE - Under a program approved in October 1998, the Company is authorized to repurchase up to 12 million shares of its common stock from time to time in the open market. For the six months ended September 30, 2000, there were no repurchases. For the six months ended September 30, 1999, the Company repurchased 4,145,000 shares of its common stock for total cash outlay of approximately $61.4 million. A purpose of the stock repurchase program is to offset the dilution resulting from shares issued under the Company's employee stock option and stock purchase plans. The timing and size of any future stock repurchases are subject to market conditions, stock prices, the Company's cash position and other cash requirements going forward.

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

Comparative Analysis of Operating Results for the Three- and Six- Months Ended September 30, 2000

Total revenue for both the three- and six- month periods ended September 30, 2000 increased 46% from the comparable prior year periods.

Net product revenue for the three- and six- month periods ended September 30, 2000 increased 39% and 38%, respectively from the comparable prior year periods. Consulting and support revenue for both the three- and six- month periods ended September 30, 2000 increased 58% from the comparable prior year periods. The overall increase reflects continued strong customer acceptance across the majority of the Company's products and services. The increase in consulting and support revenue is a result of growing demand for the Company's consulting services and continued strong sales and renewals of customer support arrangements.

International revenue from product sales and consulting and customer support accounted for 43% and 40%, respectively of total revenue for the three- and six- month periods ended September 30, 2000, compared to 42% for both the comparable prior year periods. The Company expects international sales to continue to account for a major portion of total revenue in future periods, although the percentage of international revenues could fluctuate from period to period due to economic or other factors in international regions. The Company's international sales are principally priced in local currencies. The Company enters into short- term forward currency contracts to hedge against the impact of foreign currency exchange rate fluctuations on balance sheet exposures denominated in currencies other than the functional currency of the Company or its subsidiaries. The total amount of these contracts is approximately offset by the underlying assets and liabilities denominated in non-functional currencies and such contracts are carried at fair market value. The associated gains and losses were not material to the Company's results of operations in any period presented. See "Factors That May Affect Future Results: Our international operations expose us to greater management, collections, currency, intellectual property, regulatory, and other risks."

Cost of product revenue consists principally of materials, packaging and freight, amortization of developed technology and royalties. Cost of product revenue for the three- and six- month periods ended September 30, 2000 increased 50% and 29%, respectively from the comparable prior year periods. These costs represented 8% and 7%, respectively of total product revenue for the three- and six- month periods ended September 30, 2000, as compared to 7% and 8%, respectively for the comparable prior year periods. The increase in cost of product revenue correlates to the growth of product revenue.

Cost of consulting and support revenue consists principally of personnel costs for training, consulting and customer support. Cost of consulting and support revenue for the three- and six- month periods ended September 30, 2000 increased 53% and 54%, respectively from the comparable prior year periods. These costs represented 26% of total consulting and support revenue for both the three- and six- month periods ended September 30, 2000, as compared to 26% for both the comparable prior year periods. The increase in period over period costs of consulting and support is primarily a result of increased personnel costs necessary to service the growing demand for support, consulting, and education and correlates to the increase in consulting and support revenue.

Total expenditures for research and development increased 98% and 84%, respectively, for the three- and six- month periods ended September 30, 2000 from the comparable prior year periods. These costs represented 24% of total revenue for both the three- and six- month periods ended September 30, 2000 compared to 18% and 19%, respectively, for the comparable prior year periods. The increase in expenditures for research and development is due primarily to Catapulse Inc. related product development. The Catapulse research and development costs were $11.5 million and $18.1 million, respectively for the three- and six- month periods ended September 30, 2000. Catapulse is an Internet venture in which Rational invested $50.0 million in December, 1999. See "Factors That May Affect Future Results: Catapulse, an Internet company in which our founders have a management role and substantial interest, could divert the attention of our management away from our business and affairs, creating potential conflicts of interest."

Sales and marketing expenses increased 53% and 49% for the three- and six- month periods ended September 30, 2000 from the comparable prior year periods. These costs represented 42% of total revenue for both the three- and six- month periods ended September 30, 2000 compared to 40% and 41%, respectively, for the same periods last year. The increase in expenditures for sales and marketing is due to personnel costs associated with additional sales capacity, costs associated with marketing programs to raise Company visibility and sales and marketing costs incurred by Catapulse.

General and administrative expense increased 46% and 39%, respectively, for the three- and six- month periods ended September 30, 2000 from the comparable prior year periods. These costs represented 8% of total revenue for both the three- and six- month periods ended September 30, 2000 as compared to 8% for both the comparable prior year periods. The period over period increase in general and administrative expense is due primarily to additional amortization of goodwill related to the January, 2000 acquisition of ObjecTime Limited.

Other income, net consists primarily of interest income, interest expense and gains and losses due to fluctuations in foreign currency exchange rates. Other income has fluctuated as a result of the amount of cash available for investment in interest-bearing instruments and from fluctuations in foreign currency exchange rates. Other income, net increased $7,102,000 and $10,553,000, respectively, for the three- and six- month periods ended September 30, 2000 from the comparable prior year periods. The current year increase is due primarily to increased interest earnings on higher cash balances, offset by interest expense on convertible debt.

The provision for income taxes for the three- and six- month periods ended September 30, 2000 is based on the estimated annual effective tax rate applied to the profit before income taxes and includes federal, state and foreign income taxes. The effective tax rates for fiscal 2001 and 2000 differ from the federal statutory rate primarily as a result of permanently invested international income subject to a lower overall tax rate, investment in tax exempt securities, and research credits. The effective tax rate for fiscal 2001 increased from fiscal 2000 as a result of decreased investment in tax exempt securities and a greater proportion of international income subject to higher overall rates.

Minority Interest

Catapulse incurred $17.6 million and $24.2 million, respectively, of operating expenses and earned $1.0 million and $2.0 million, respectively, of interest income on cash balances for the three- and six-month periods ended September 30, 2000. Minority interest, net of tax, for the three- and six- month periods ended September 30, 2000 was approximately $5.7 million and $7.7 million.

Liquidity and Capital Resources at September 30, 2000

As of September 30, 2000, the Company had cash, cash equivalents and short-term investments of $1.02 billion and working capital of $896.6 million. Net cash provided by operating activities for the six months ended September 30, 2000 was composed primarily of net income plus noncash charges for depreciation and amortization, a decrease in accounts receivable and an increase in accrued employee benefits and other accrued expenses, taxes payable and deferred revenue, offset by an increase in prepaid expense and other assets, and the change in minority interest. Net cash used by investing activities resulted primarily from an increase in short-term investments and an increase in capital expenditures. Net cash provided in financing activities resulted primarily from the issuance of common stock under the Employee Stock Purchase Plan and the exercise of employee stock options.

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

Factors that may cause quarterly fluctuations in our operating results include:

-the discretionary nature of our customers' purchase and budget cycles;

-difficulty predicting the size and timing of customer orders;

-long sales cycles;

-seasonal variations in operating results;

-introduction or enhancement of our products or our competitors' products;

-changes in our pricing policies or the pricing policies of our competitors;

-an increase in our operating costs;

-whether we are able to expand our sales and marketing programs;

-the mix of our products and services sold;

-the level of sales incentives for our direct sales force;

-the mix of sales channels through which our products and services are sold;

-the mix of our domestic and international sales;

-an increase in the level of our product returns;

-fluctuations in foreign currency exchange rates;

-costs associated with acquisitions; and

-global economic conditions.

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

The industry for tools that automate software development and management is extremely competitive and rapidly changing. We expect competition to intensify in the future. We believe our continued success will become increasingly dependent on our ability to:

-support multiple platforms, including Microsoft Windows and Windows NT, IBM, commercial UNIX, and Linux;

-use the latest technologies to support Web-based development of business-critical applications;

-develop and market a broader line of products for programming languages such as C++, Visual Studio.NET, Java, and Java Beans; and

-continually support the rapidly changing standards and technologies used in the development of Web-based applications as well as off-the-shelf products.

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

Catapulse, an Internet company in which our founders have a management role and substantial interest, could divert the attention of our management away from our business and affairs, creating potential conflicts of interest.

In 1999, we made a $50,000,000 investment in the Series A Preferred Stock of Catapulse, an internet company founded by Paul Levy and Mike Devlin. As of September 30, 2000, after taking into account additional investments by third parties in Catapulse, our Series A Preferred Stock represented approximately 37% of the voting power of the outstanding capital stock of this entity. Paul Levy serves as its Chief Executive Officer and Mike Devlin serves as the Vice-Chairman of the board of directors. Catapulse's board of directors is made up of five directors. Rational has the right to designate two of the members of its board of directors. As of the date hereof, four of its directors also serve on our board of directors. Paul Levy and Mike Devlin continue to serve in their roles as our Chairman of the Board and Chief Executive Officer, respectively. Catapulse is a business-to-business application service provider that will focus on developing a portal to meet the needs of the global community of software professionals. Catapulse also intends to develop an electronic marketplace for products and services relating to software development and intends to develop and deploy a hosted development service for Internet software development. During the quarter, Rational and Catapulse have entered into a strategic business relationship. Rational will be contracted to perform certain development work to optimize Rational products for the Catapulse environment. As Catapulse recognizes revenue from its customers, Rational will receive fees from Catapulse for the use of Rational technology. This strategic relationship could give rise to conflicts of interest involving the two companies and the founders in the future. In addition, Catapulse could divert the attention of Paul Levy and Mike Devlin away from the business and affairs of Rational.

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

International sales accounted for approximately 41% of our revenues in fiscal 2000, 40% in 1999, 34% in 1998 and 40% for the six months ended September 30, 2000. We expect that international sales will continue to account for a significant portion of our revenues in future periods. Our business would be harmed if our international operations experienced a material downturn. In addition, international sales are subject to inherent risks, including:

-unexpected changes in regulatory requirements and tariffs;

-unexpected changes in global economic conditions;

-difficulties in staffing and managing foreign operations;

-longer payment cycles;

-greater difficulty in accounts receivable collection;

-potentially adverse tax consequences;

-price controls or other restrictions on foreign currency;

-difficulties in obtaining export and import licenses;

-costs of localizing products for some markets;

-lack of acceptance of localized products in international markets; and

-the effects of high local wage scales and other expenses.

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

We have acquired a number of businesses, technologies, and products, most recently in January 2000. If we fail to achieve the intended financial or strategic benefits of past and future acquisitions, our operating results will suffer. Acquisitions entail numerous risks, including:

-difficulty with the assimilation of acquired operations and products;

-failure to achieve targeted synergies;

-inability to retain key employees of the acquired companies;

-loss of key business relationships of the acquired company; and

-diversion of the attention of our management team.

In addition, if we undertake future acquisitions, we may issue dilutive securities, assume or incur additional debt obligations, incur large, one-time expenses, or acquire intangible assets that would result in significant future amortization expense. Any of these events could harm our business.

ITEM 3-Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk, including changes in currency exchange rates and interest rates. To manage the volatility relating to these exposures, the Company employs established policies and procedures to manage its exposure to changes in known or forecasted currency exchange rates and to fluctuations in interest rates. As of September 30, 2000 no significant changes concerning market risk have occurred since our Annual Report on Form 10-K for the year ended March 31, 2000.

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

PART II -- OTHER INFORMATION

ITEM 4 - Submission of matters to a Vote of Security Holders

On August 17, 2000 the Company held its annual meeting of stockholders. The following items were submitted to a vote of the stockholders (the following votes do not reflect the effect of the two for one stock split effective for shareholders of record on August 17, 2000):

  To elect two Class II members of the Board of Directors.

Election of Directors	Votes For	Votes Withheld
Paul D. Levy	84,494,325	173,279
John E. Montague	84,490,770	176,834

  As a result, Messrs. Levy and Montague were elected directors of the Company. Additionally, Messrs. Michael T. Devlin, Leslie G. Denend and Allison R. Schleicher continue as members of the Board of Directors.

  To approve amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock to 500,000,000.

Votes
For	73,999,071
Against	10,611,372
Abstain	57,161
Broker Non-Vote	0

  This proposal was approved.

  To approve amendment to the 1997 Stock Option Plan reserving additional 12,000,000 shares (as adjusted for the two for one stock split) of the Company's Common Stock for issuance thereunder.

Votes
For	37,489,201
Against	32,795,810
Abstain	130,252
Broker Non-Vote	14,252,341

  This proposal was approved.

  To approve adoption of the 2000 Director Option Plan reserving 1,000,000 shares(as adjusted for the two for one stock split) of the Company's authorized but unissued Common Stock for issuance thereunder.

Votes
For	46,060,775
Against	25,207,237
Abstain	147,252
Broker Non-Vote	13,252,340

  This proposal was approved.

  To ratify the appointment of Ernst & Young LLP as the Company's independent auditors to examine the financial statements of the Company for the fiscal year ending March 31, 2001.

Votes
For	84,598,353
Against	39,990
Abstain	29,261
Broker Non-Vote	0

  This proposal was approved.

  ITEM 6 - Exhibits and Reports on Form 8-K
    Exhibit 3.03: Amendment to Certificate of Incorporation of Rational Software Corporation.

  Exhibit 10.01: 2000 Director Option Plan is incorporated herein by reference to exhibit 4.3 filed with Registrant's Form S-8 dated November 13, 2000.

  Exhibit 10.02: 1997 Stock Option Plan is incorporated herein by reference to exhibit 4.1 filed with Registrant's Form S-8 dated October 15, 1999.

  Exhibit 10.03: 1998 Employee Stock Purchase Plan is incorporated herein by reference to exhibit 4.1 filed with Registrant's Form S-8 dated January 22, 1999.

  Exhibit 27.01: Financial Data Schedule.

  RATIONAL SOFTWARE CORPORATION

  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  Date: November 13, 2000

RATIONAL SOFTWARE CORPORATION

(Registrant)

By:	/s/ Timothy A. Brennan

Timothy A. Brennan
Senior Vice President Chief Financial Officer and Secretary
(Principal Financial Officer)