Form 10-Q
period 2000-12-31
RATIONAL SOFTWARE CORP
filed 2001-01-30
CIK 722056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000 or

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

COMMON STOCK, PAR VALUE $.01 PER SHARE	190,320,099
(Class)	(Shares outstanding on December 31, 2000)

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
                                                     (unaudited)      (Note A)
                         ASSETS
            -------------------------------------
Current assets:
 Cash and cash equivalents....................          $289,325       $413,230
 Short-term investments.......................           774,876        493,081
 Accounts receivable, net.....................           177,973        148,818
 Deferred tax assets..........................             5,677          9,384
 Prepaid expenses and other assets............            23,867         10,671
                                                     ------------   ------------
Total current assets..........................         1,271,718      1,075,184
                                                     ------------   ------------
Property and equipment, at cost:
 Computer, office and manufacturing equipment.           111,137         88,525
 Office furniture.............................            19,685         13,957
 Leasehold improvements.......................            20,971         13,850
                                                     ------------   ------------
                                                         151,793        116,332
 Accumulated depreciation and amortization....           (67,925)       (63,892)
                                                     ------------   ------------
Property and equipment, net...................            83,868         52,440
Other assets, net.............................            98,995         98,152
                                                     ------------   ------------
Total assets..................................        $1,454,581     $1,225,776
                                                     ============   ============

             LIABILITIES AND STOCKHOLDERS' EQUITY
            -------------------------------------
Current liabilities:
 Accounts payable.............................           $12,537         $8,496
 Accrued employee benefits....................            77,988         49,290
 Income taxes payable.........................            14,831         24,323
 Other accrued expenses.......................            58,714         33,257
 Accrued merger and integration expenses......             3,778          5,147
 Deferred revenue.............................           146,624        122,813
                                                     ------------   ------------
Total current liabilities.....................           314,472        243,326

Convertible subordinated notes................           500,000        500,000
Other long-term liabilities................                  688          1,668
                                                     ------------   ------------
Total liabilities.............................           815,160        744,994
                                                     ------------   ------------

Minority interest                                         12,981         24,475

Stockholders' equity:
 Common stock, $0.01 par value, 500,000
  shares authorized...........................             2,050          1,992
 Additional paid-in capital...................           809,563        708,492
 Deferred stock compensation..................           (16,162)        (2,763)
 Treasury stock...............................          (161,407)      (180,851)
 Retained earnings (accumulated deficit).............      4,884        (60,699)
 Accumulated other comprehensive loss.........           (12,488)        (9,864)
                                                     ------------   ------------
Total stockholders' equity....................           626,440        456,307
                                                     ------------   ------------
Total liabilities and stockholders' equity....        $1,454,581     $1,225,776
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

RATIONAL SOFTWARE CORPORATION

Condensed Consolidated Statements of Operations
(in thousands, except per share amounts, unaudited)

                                        Three Months Ended  Nine Months Ended
                                          December 31,        December 31,
                                      --------- --------- --------- ---------
                                         2000      1999      2000      1999
                                      --------- --------- --------- ---------
Net product revenue................   $128,895   $89,907  $336,161  $240,104
Consulting and support revenue.....     86,562    56,280   237,094   151,667
                                      --------- --------- --------- ---------
    Total revenue..................    215,457   146,187   573,255   391,771
                                      --------- --------- --------- ---------

Cost of product revenue............      7,906     7,059    22,979    18,778
Cost of consulting and support
  revenue..........................     24,853    14,910    63,320    39,810
                                      --------- --------- --------- ---------
    Total cost of revenue..........     32,759    21,969    86,299    58,588
                                      --------- --------- --------- ---------
Gross margin.......................    182,698   124,218   486,956   333,183
                                      --------- --------- --------- ---------
Operating expenses:
  Research and development.........     49,002    24,858   133,086    70,467
  Sales and marketing..............     87,365    54,527   236,711   155,053
  General and administrative.......     17,660    12,978    46,383    33,589
                                      --------- --------- --------- ---------
    Total operating expenses.......    154,027    92,363   416,180   259,109
                                      --------- --------- --------- ---------
    Operating income...............     28,671    31,855    70,776    74,074
Other income, net..................      9,370     3,496    24,952     8,525
                                      --------- --------- --------- ---------
    Income before income
      taxes........................     38,041    35,351    95,728    82,599

Provision for income taxes.........     17,247     9,971    43,580    23,201
Minority interest..................     (5,739)      ---   (13,435)      ---
                                      --------- --------- --------- ---------
Net income.........................    $26,533   $25,380   $65,583   $59,398
                                      ========= ========= ========= =========
Net income  per common
  share - basic....................      $0.14     $0.14     $0.35     $0.34

Shares used in computing per
  share amounts - basic............    189,170   175,600   186,309   174,144

Net income per common
  share - diluted..................      $0.13     $0.13     $0.32     $0.31

Shares used in computing per
  share amounts - diluted..........    205,732   191,172   204,307   189,092

See accompanying notes to condensed consolidated financial statements.

RATIONAL SOFTWARE CORPORATION

Condensed Consolidated Statement of Cash Flows
(in thousands, unaudited)

                                                             Nine  Months Ended
                                                               December 31,
                                                         ----------------------
                                                             2000        1999
                                                         ----------  ----------
Operating activities:
   Net income..........................................    $65,583     $59,398
   Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization.....................     33,837      16,279
     Tax benefit of stock option exercise                   42,539         ---
     Compensation expense related to stock options.....      1,600         ---
     Minority interest in loss of Catapulse, Inc.......    (11,494)        ---
     Changes in operating assets and liabilities:
       Accounts receivable.............................    (29,155)    (28,972)
       Prepaid expenses and other, net.................    (13,196)     (8,593)
       Deferred tax assets.............................      3,707         ---
       Accounts payable................................      4,041      (1,977)
       Accrued employee benefits and other accrued
          expenses.....................................     54,155       7,463
       Income taxes payable............................     (9,492)     20,888
       Accrued merger and integration expenses.........     (1,369)     (1,607)
       Deferred revenue................................     23,811      18,369
       Other long-term liabilities                            (980)     (1,446)
                                                         ----------  ----------
Net cash provided by operating activities..............    163,587      79,802
                                                         ----------  ----------
Investing activities:
   Purchase of short-term investments..................   (664,568)   (168,075)
   Maturities and sales of short-term investments......    382,773     178,316
   Purchases of property and equipment.................    (50,031)    (14,314)
   Net change in other assets..........................    (14,592)       (373)
                                                         ----------  ----------
Net cash used in investing activities..................   (346,418)     (4,446)
                                                         ----------  ----------
Financing activities:
   Net proceeds from issuance of common stock..........     40,979      61,424
   Net prodeeds from reissuance of treasury stock......     34,283         ---
   Repurchases of common stock.........................    (13,712)    (61,363)
   Proceeds from minority investors in Catapulse, Inc..        ---      25,253
                                                         ----------  ----------
Net cash provided by financing activities..............     61,550      25,314
                                                         ----------  ----------
Effect of changes in foreign currency exchange
 rate on cash..........................................     (2,624)     (2,223)
                                                         ----------  ----------
Net increase (decrease) in cash and cash equivalents...   (123,905)     98,447
Cash and cash equivalents at beginning of period.......    413,230      59,965
                                                         ----------  ----------
Cash and cash equivalents at end of period.............   $289,325    $158,412
                                                         ==========  ==========

See accompanying notes to condensed consolidated financial statements.

RATIONAL SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  BASIS OF PRESENTATION -- The condensed consolidated financial statements have been prepared without an audit and in accordance with the Company's accounting policies, as described in its latest annual report filed with the Securities and Exchange Commission on Form 10-K, and include the consolidated accounts of the Company, its wholly owned subsidiaries, and its share of operating result of Catapulse, Inc (as a result of the significant influence it exercises over Catapulse). In the opinion of management, all adjustments, which consist only of normal recurring adjustments necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the interim periods presented have been made. Certain prior year amounts have been reclassified to conform with current year presentation. As permitted by Form 10-Q, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 2000. Operating results for the period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001.

  ACCOUNTS RECEIVABLE - Accounts receivable are presented net of an allowance for doubtful accounts of $3,152,000 at December 31, 2000 and $3,259,000 at March 31, 2000.

  STOCK SPLIT - The Company's Board of Directors authorized a two for one stock split of the Company's common stock for stockholders of record on August 17, 2000. Shares resulting from the stock split were distributed by the transfer agent on September 5, 2000. All share and per-share numbers contained herein reflect this stock split. The Company's Board also approved an increase in the Company's authorized shares of common stock to 500 million shares.

  NET INCOME PER COMMON SHARE - The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

                                        Three Months Ended  Nine Months Ended
                                          December 31,        December 31,
                                      ------------------- --------- ---------
                                         2000      1999      2000      1999
                                      --------- --------- --------- ---------
Numerator:
  Net income .......................   $26,533   $25,380   $65,583   $59,398

Denominator:
  Denominator for basic net income
  per share - weighted
  average shares....................   189,170   175,600   186,309   174,144

  Incremental common shares
  attributable to shares issuable
  under employee stock plans........    16,562    15,572    17,998    14,948
                                      --------- --------- --------- ---------
  Denominator for diluted net
  income per share -
  weighted average shares and
  assumed conversions...............   205,732   191,172   204,307   189,092
                                      ========= ========= ========= =========

Net income per share - basic.            $0.14     $0.14     $0.35     $0.34
                                      ========= ========= ========= =========
Net income per share -
  diluted...........................     $0.13     $0.13     $0.32     $0.31
                                      ========= ========= ========= =========

  Because the options' exercise price was greater than the average market price of a share of common stock, the effect of options to purchase 10,159,673 and 214,683 shares of Common Stock was not included in the computation of diluted earnings per share for the three months ended December 31, 2000 and 1999, respectively, and the effect of options to purchase 3,578,547 and 260,557 shares of Common Stock was not included in the computation of diluted earnings per share for the nine months ended December 31, 2000 and 1999, respectively. The effect of converting 13,998,300 shares of Common Stock from outstanding Convertible Notes issued in February 2000 was not included for any periods in diluted earnings per share because the assumed conversion would be antidilutive.

  COMPREHENSIVE INCOME - The Company follows Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign translation adjustments, which have been included in stockholders' equity and excluded from net income, to be included in comprehensive income. For the three months ended December 31, 2000, total comprehensive income was approximately $33,638,000 compared to a comprehensive income of $22,547,000 for the same period last year. For the nine months ended December 31, 2000, comprehensive income was approximately $62,959,000 compared to comprehensive income of $57,175,000 for the same period last year.

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

  On March 31, 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25. The Interpretation is generally effective for new stock awards or transactions entered into on or after July 1, 2000. The adoption of the new Interpretation did not have a significant effect on earnings or the financial position of the Company.

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

  STOCK REPURCHASE - Under a program approved in October 1998, the Company is authorized to repurchase up to 12 million shares of its common stock from time to time in the open market. The Company repurchased 375,000 and 4,145,000 shares of its common stock for total cash outlay of approximately $13.7 million and $61.4 million for the nine months ended December 31, 2000 and 1999, respectively. A purpose of the stock repurchase program is to offset the dilution resulting from shares issued under the Company's employee stock option and stock purchase plans. The timing and size of any future stock repurchases are subject to market conditions, stock prices, the Company's cash position and other cash requirements going forward.

  ACQUISITION OF CATAPULSE - On November 27, 2000, the Company signed a definitive agreement to acquire the remaining shares of Catapulse Inc. ("Catapulse") not currently owned by Rational. Catapulse is a development stage company which will provide of a hosted development service designed to be delivered to users over the internet. In December 1999, Rational invested $50 million in Catapulse. Under the terms of definitive agreement, Rational will acquire the remaining shares of Catapulse in a transaction valued at approximately $405 million and will issue shares of its common stock and assume Catapulse options and warrants equal to approximately 5.4% of its fully diluted shares, 67% of which will be subject to vesting and lock-up agreements that will vest and /or be released from lock up over three to five years. The acquisition of the remaining outstanding ownership interests of Catapulse, which are subject to Rational stockholder approval and other customary conditions including regulatory approvals, is expected to close in the March 2001 quarter and will be accounted for under the purchase method of accounting.

Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations include "forward looking" statements within the meaning of Sections 27A of the Securities Act of 1993 and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements about international revenue, cash flow, our revenue recognition practices, sales of licenses and hosted development services, our competition and ability to compete, our senior management personnel, claims of infringement of intellectual property, and potential acquisitions. These forward looking statements involve risks and uncertainties, and the cautionary statements set forth below and those contained in "Factors that may affect future results" identify important factors that could cause actual results to differ materially from those predicted in any such forward looking statements. Such factors include, but are not limited to, adverse changes in general economic conditions, including adverse changes in the specific markets for our products, adverse business conditions, lack of acceptance of new and existing products, increased competition, pricing pressures, lack of success in technological advancements, risks associated with foreign operations, failure to reduce costs or improve operating efficiencies, and our ability to attract, hire and retain key and qualified personnel.

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

Comparative Analysis of Operating Results for the Three- and Nine- Months Ended December 31, 2000

Total revenue for both the three- and nine- month periods ended December 31, 2000 increased 47% and 46%, respectively, from the comparable prior year periods.

Net product revenue for the three- and nine- month periods ended December 31, 2000 increased 43% and 40%, respectively, from the comparable prior year periods. Consulting and support revenue for the three- and nine- month periods ended December 31, 2000 increased 54% and 56%, respectively from the comparable prior year periods. The overall increase reflects continued strong customer acceptance across the majority of the Company's products and services. The increase in consulting and support revenue is a result of growing demand for the Company's consulting services and continued strong sales and renewals of customer support arrangements.

Revenue from international product sales and consulting and customer support accounted for 43% and 41%, respectively, of total revenue for the three- and nine- month periods ended December 31, 2000, compared to 41% for both the comparable prior year periods. The Company expects international sales to continue to account for a major portion of total revenue in future periods, although the percentage of international revenues could fluctuate from period to period due to economic or other factors in international regions. The Company's international sales are principally priced in local currencies. The Company enters into short-term forward currency contracts to hedge against the impact of foreign currency exchange rate fluctuations on balance sheet exposures denominated in currencies other than the functional currency of the Company or its subsidiaries. The total amount of these contracts is approximately offset by the underlying assets and liabilities denominated in non-functional currencies and such contracts are carried at fair market value. The associated gains and losses were not material to the Company's results of operations in any period presented. See "Factors That May Affect Future Results: Our international operations expose us to greater management, collections, currency, intellectual property, regulatory, and other risks."

Cost of product revenue consists principally of materials, packaging and freight, amortization of developed technology and royalties. Cost of product revenue for the three- and nine- month periods ended December 31, 2000 increased 12% and 22%, respectively from the comparable prior year periods. These costs represented 6% and 7%, of total product revenue respectively, for the three- and nine- month periods ended December 31, 2000, compared to 8% for both the comparable prior year periods. The decrease in cost of product revenue as a percentage of product revenue is primarily a result of increased efficiencies achieved in the current year by outsourcing fulfillment activities, and a reduction of printing costs for materials currently being delivered electronically.

Cost of consulting and support revenue consists principally of personnel costs for training, consulting and customer support. Cost of consulting and support revenue for the three- and nine- month periods ended December 31, 2000 increased 67% and 59%, respectively, from the comparable prior year periods. These costs represented 29% and 27%, respectively of total consulting and support revenue for the three- and nine- month periods ended December 31, 2000, as compared to 26% for both the comparable prior year periods. The increase in period over period costs of consulting and support is primarily a result of increased personnel costs necessary to support the growing demand for customer support, consulting, and education and correlates to the increase in consulting and support revenue.

Total expenditures for research and development increased 97% and 89%, respectively, for the three- and nine- month periods ended December 31, 2000 from the comparable prior year periods. These costs represented 23% of total revenue for both the three- and nine- month periods ended December 31, 2000 compared to 17% and 18%, respectively, for the comparable prior year periods. The increase in expenditures for research and development is due primarily to Catapulse Inc. related product development. The Catapulse research and development costs were $11.1 million and $29.2 million, respectively, for the three- and nine- month periods ended December 31, 2000. Catapulse is an Internet venture in which Rational invested $50.0 million in December, 1999. See "Factors That May Affect Future Results: Catapulse, an Internet company in which our founders have a management role and substantial interest, and which we have agreed to acquire, could divert the attention of our management away from our business and affairs, creating potential conflicts of interest, prior to the completion of the acquisition."

Sales and marketing expenses increased 60% and 53% for the three- and nine- month periods ended December 31, 2000 from the comparable prior year periods. These costs represented 41% of total revenue for both the three- and nine- month periods ended December 31, 2000 compared to 37% and 40%, respectively, for the same periods last year. The increase in expenditures for sales and marketing is due to personnel costs associated with additional sales capacity, costs associated with marketing programs to raise Company visibility and sales and marketing costs incurred by Catapulse.

General and administrative expense increased 36% and 38%, respectively, for the three- and nine- month periods ended December 31, 2000 from the comparable prior year periods. These costs represented 8% of total revenue for both the three- and nine- month periods ended December 31, 2000 as compared to 9% for both the comparable prior year periods. The period over period increase in general and administrative expense is due primarily to additional amortization of goodwill related to the January 2000 acquisition of ObjecTime Limited.

Other income, net consists primarily of interest income, interest expense and gains and losses due to fluctuations in currency exchange rates. Other income has fluctuated as a result of the amount of cash available for investment in interest-bearing instruments and from fluctuations in currency exchange rates. Other income, net increased $5,874,000 and $16,427,000, respectively, for the three- and nine- month periods ended December 31, 2000 from the comparable prior year periods. The current year increase is due primarily to increased interest earnings on higher cash balances, offset by interest expense on convertible debt.

The provision for income taxes for the three- and nine- month periods ended December 31, 2000 is based on the estimated annual effective tax rate applied to the profit before income taxes and includes federal, state and foreign income taxes. The effective tax rates for fiscal 2001 and 2000 differ from the federal statutory rate primarily as a result of permanently invested international income subject to a lower overall tax rate, investment in tax exempt securities, and research credits. The effective tax rate for fiscal 2001 increased from fiscal 2000 as a result of decreased investment in tax exempt securities and a greater proportion of international income subject to higher overall rates.

Minority Interest

Catapulse incurred $15.9 million and $40.2 million, respectively, of operating expenses and earned $0.8 million and $2.7 million, respectively, of interest income on cash balances for the three- and nine-month periods ended December 31, 2000. Minority interest, net of tax, for the three- and nine- month periods ended December 31, 2000 was approximately $5.7 million and $13.4 million, respectively.

Liquidity and Capital Resources at December 31, 2000

As of December 31, 2000, the Company had cash, cash equivalents and short-term investments of $1.06 billion and working capital of $957.2 million. Net cash provided by operating activities for the nine months ended December 31, 2000 was composed primarily of net income plus noncash charges for depreciation and amortization and tax benefit of stock option exercise, and an increase in accrued employee benefits and other accrued expenses and deferred revenue, offset by an increase in accounts receivable and prepaid expense and other assets, a decrease in income taxes payable and the change in minority interest. Net cash used in investing activities resulted primarily from an increase in short-term investments and an increase in capital expenditures. Net cash provided by financing activities resulted primarily from the issuance of common stock under the Employee Stock Purchase Plan and the exercise of employee stock options.

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

There may be a possible effect from the merger with Catapulse on Rational's future revenue recognition policy.

Rational has entered into an agreement to acquire all of the shares of Catapulse Inc. not owned by it, through the merger of Catapulse with and into Rational. Subject to the receipt of approval by the Rational stockholders, the merger is expected to close in the March 2001 quarter. Rational's primary revenue recognition model is to recognize license revenue upon delivery of a software license. Catapulse's anticipated revenue recognition model will recognize revenue based on delivery of a service over time. We expect to sell both licenses and hosted development services following the merger. If the hosted development service is sold in conjunction with, or as an option to, Rational's license, there could be an impact on Rational's revenue recognition policy.

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

If we do not compete effectively with new and existing competitors, our revenues and operating margins will decline.

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

Catapulse, an Internet company in which our founders have a management role and substantial interest, and which we have agreed to acquire, could divert the attention of our management away from our business and affairs, creating potential conflicts of interest, prior to the completion of the acquisition.

Catapulse, founded by Paul Levy and Mike Devlin, is a business to business application service provider that is focused on developing and deploying a hosted development service for internet software development. Rational and Catapulse have entered into a strategic business relationship, whereunder Rational has contracted to perform certain development work to optimize Rational products for the Catapulse environment. In 1999, we made a $50,000,000 investment in the Series A Preferred Stock of Catapulse. As of December 31, 2000, after taking into account additional investments by third parties in Catapulse, our Series A Preferred Stock represented approximately 35% of the voting power of the outstanding capital stock of Catapulse. Paul Levy serves as its Chief Executive Office and Mike Devlin serves as the Vice Chairman of the board of directors. Catapulse's board of directors is made up of five directors. Rational has the right to designate two of the members of its board of directors. As of the date hereof, four of its directors also serve on our board of directors. Paul Levy and Mike Devlin continue to serve in their roles as our Chairman of the Board and Chief Executive Officer, respectively.

On November 27, 2000, we entered into an agreement and plan of reorganization with Catapulse for the acquisition of all of the outstanding shares of Catapulse not owned by Rational. The merger is subject to certain conditions, including approval by our stockholders of the issuance of shares of Rational common stock in the merger, which may not be satisfied. Prior to the completion of the merger, this strategic relationship could give rise to conflicts of interest involving the two companies and the founders. In addition, Catapulse could divert the attention of Paul Levy and Mike Devlin away from the business and affairs of Rational prior to the completion of the merger.

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

International sales accounted for approximately 41% of our revenues in fiscal 2000, 40% in 1999, 34% in 1998 and 41% for the nine months ended December 31, 2000. We expect that international sales will continue to account for a significant portion of our revenues in future periods. Our business would be harmed if our international operations experienced a material downturn. In addition, international sales are subject to inherent risks, including:

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

Our development, marketing, and distribution strategies rely increasingly on our ability to form long-term strategic relationships with major software and hardware vendors, many of whom are substantially larger than Rational. These business relationships often consist of cooperative marketing programs, joint customer seminars, lead referrals, or joint development projects. Although certain aspects of some of these relationships are contractual in nature, many important aspects of these relationships depend on the continued cooperation of each party with us. Merger activity, such as the pending acquisition of Catapulse, may disrupt these relationships or activities, and some companies may reassess the value of their relationship with us as a result of this merger activity. Divergence in strategy or change in focus by or competitive product offerings by any of these companies may interfere with our ability to develop, market, sell, or support our products, which in turn could harm our business. In addition, one or more of these companies may use the information they gain from their relationship with us to develop or market competing products.

Our products could contain software defects that could reduce our revenues and make it more difficult for us to achieve market acceptance of our products.

Complex software products like those sold by us often contain undetected errors, or ''bugs,'' or performance problems. These defects are most frequently found during the period immediately following the introduction of new products or enhancements to existing products. Despite extensive product testing prior to introduction, our products have in the past contained software errors that were discovered after commercial introduction. Errors or performance problems may also be discovered in the future. Any future software defects discovered after shipment of our products could result in loss of revenues or delays in market acceptance, which could harm our business. Further, because we rely on our own products in connection with the development of our software, these errors may make it more difficult to sell our products in the future.

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

We have acquired a number of businesses, technologies, and products. If we fail to achieve the intended financial or strategic benefits of past and future acquisitions, including the merger with Catapulse, our operating results will suffer. Acquisitions entail numerous risks, including:

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

ITEM 3-Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk, including changes in currency exchange rates and interest rates. To manage the volatility relating to these exposures, the Company employs established policies and procedures to manage its exposure to changes in known or forecasted currency exchange rates and to fluctuations in interest rates. As of December 31, 2000 no significant changes concerning market risk have occurred since our Annual Report on Form 10-K for the year ended March 31, 2000.

Foreign Currency Risk

A significant portion of the Company's business is conducted in currencies other than the U.S. dollar. Changes in the value of major foreign currencies relative to the local or "functional" currency of the Company or its subsidiaries may adversely effect operating results. The Company enters into short-term forward foreign exchange contracts designed to mitigate the impact of foreign currency exchange rate fluctuations on balance sheet exposures denominated in currencies other than the "functional" currency. The total amount of these contracts is approximately offset by the underlying assets and liabilities denominated in nonfunctional currencies. Forward contracts are accounted for on a mark-to-market basis with realized and unrealized gains or losses recognized in the period in which they are incurred. Such contracts meet the criteria established in FAS 52 for hedge accounting treatment. As the Company finds it impractical to hedge all foreign currency exposures, the Company will continue to experience foreign currency gains and losses. The Company does not use derivative financial instruments for speculative trading purposes, nor does it hold or issue leveraged derivative financial instruments.

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

PART II -- OTHER INFORMATION

ITEM 6 - Exhibits and Reports on Form 8-K
  Exhibit 10.01: Bonus Agreement between Rational Software Corporation and Kevin J. Haar, dated October 5, 2000.

  Exhibit 10.02: Relocation Loan Agreement between Rational Software Corporation and Kevin J. Haar, dated October 5, 2000.

  Exhibit 10.03: Pledge Agreement between Rational Software Corporation and Kevin J. Haar.

  Reports on Form 8-K:

  On December 13, 2000 the Company filed a report on Form 8-K announcing that the Company had entered into a definitive agreement and plan of reorganization to acquire all of the remaining outstanding shares of Catapulse Inc. not already owned by Rational.

RATIONAL SOFTWARE CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 30, 2001

RATIONAL SOFTWARE CORPORATION

(Registrant)

By:	/s/ Timothy A. Brennan

Timothy A. Brennan
Senior Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.01	Bonus Agreement between Rational Software Corporation and Kevin J. Haar, dated October 5, 2000.
10.02	Relocation Loan Agreement between Rational Software Corporation and Kevin J. Haar, dated October 5, 2000.
10.03	Pledge Agreement between Rational Software Corporation and Kevin J. Haar.