Form 10-K
period 2001-03-31
RATIONAL SOFTWARE CORP
filed 2001-06-18
CIK 722056

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

                   For the Fiscal Year Ended March 31, 2001

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   At May 31, 2001, the aggregate market value of Registrant's voting stock held by nonaffiliates was $4,753,011,230. For the purposes of the preceding sentence only, "affiliates" is deemed to consist of executive officers and directors. At May 31, 2001, there were 203,190,957 shares of the Registrant's Common Stock, $0.01 par value, outstanding.

   Unless indicated otherwise, all Common Stock share numbers and prices have been adjusted to reflect Rational Software Corporation's May 1995 1:3 reverse stock split, July 1996 2:1 forward stock split, accomplished by means of a stock dividend, and September 2000 2:1 forward stock split, accomplished by means of a stock dividend.

   Certain sections of the Registrant's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on July 19, 2001, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                    An Index to Exhibits Begins on Page 61

   This annual report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include without limitation statements regarding our expectations and beliefs about the market and industry, our goals, plans, and expectations regarding our products and services and product development, our intentions and strategies regarding customers and customer relationships, our relationships with the software development community, our intent to continue to invest significant resources in research and development, our expectations regarding the impact of the acquisitions of Catapulse Inc., Attol Testware and ObjecTime Limited and related product and service offerings, our intent to acquire or invest in other technologies, our intent to develop long-term relationships and strategic alliances, our beliefs regarding the future success of our products and services, our intent to extend and strengthen our life cycle support for team-based development, our expectations and beliefs regarding competition, competitors, the bases of competition and our ability to compete, our beliefs regarding trademark and copyright protections, our beliefs and expectations regarding infringement claims, our expectations and beliefs regarding our ability to hire and retain personnel, our beliefs regarding period to period results of operations, our expectations regarding future growth and financial performance, our beliefs regarding the development of industry standards, our expectations regarding international sales and our revenues, our expectations regarding the conversion to the Euro currency, our expectations and beliefs regarding revenue growth, our expectations regarding our strategies and long-term strategic relationships, our expectations regarding defects in products, our expectations regarding fluctuations in revenues and operating results, our beliefs and expectations regarding our existing facilities and the availability of additional space in the future, our intent to use all available funds for the development and the operation of our business and not to declare or pay any cash dividends, our expectations regarding software development costs, our beliefs and expectations regarding our results of operations and financial position, our beliefs regarding estimates in valuing in-process research and development, our intentions and expectations regarding deferred tax assets, our beliefs and expectations regarding liquidity and capital resources and that cash flow from operations, existing cash and cash equivalents and short-term investments will be sufficient to meet our cash requirements, and our expectations regarding the impact of recent accounting pronouncements and revenue recognition matters relating to Catapulse. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. These risks and uncertainties include without limitation those identified in the section of this annual report on Form 10-K entitled "Factors That May Affect Future Results" below. Rational undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this annual report on Form 10-K.

   As used in this annual report on Form 10-K, unless the context otherwise requires, the terms "we," "us," "the Company," and "Rational" refer to Rational Software Corporation, a Delaware corporation, and its subsidiaries.

                                    PART I

ITEM 1--BUSINESS

Overview

   We were incorporated under the laws of Delaware in July 1982. We are a leading provider of integrated solutions that automate the software development process. Our integrated solutions include unified tools, software engineering best practices, and services that allow customers to successfully and efficiently develop and deploy software. Our solutions help customers organize, automate, and simplify the software development process and enable them to gain a competitive advantage by being able to more quickly develop and deploy high-quality, mission-critical software. The focus of our business is e-development, that is, helping customers rapidly develop high-quality software for the Internet-connected global economy. We serve customers in three principal categories that we refer to as business applications, infrastructure, and embedded systems and devices:

  . business applications customers include organizations that are leveraging the power of the Internet to improve their businesses by building business-to-business and/or business-to-consumer software. Our business applications customers include Charles Schwab & Co., E*Trade, i2 Technologies, Merrill Lynch, and Siebel Systems.

  . infrastructure customers are building the physical and software infrastructure for the Internet and include communications as well as operating system and "middleware" software vendors. Our infrastructure customers include America Online, Cisco, Ericsson, IBM, Lucent, Microsoft, Nokia and Sun Microsystems.

  . embedded systems and devices customers are building devices with embedded software that provide connectivity to the Internet and other specialized networks. Our customers for embedded systems and devices include Hewlett-Packard, Motorola, Palm, Phillips, and Sony.

Industry Background

   The rapid growing use of technology in business and everyday life is driving an increasing demand for software development. Software is essential in the development of Web sites and related business systems, plays a central role in the communication networks, and is embedded in physical devices such as routers, hubs, and switches, as well as everyday devices such as mobile phones, hand-held computing devices, and automobiles.

   The challenge many companies face is that their demand for software outpaces their ability to design and build that software. Traditionally, organizations have been able to trade off speed for quality. However, in today's rapidly changing business environment, organizations must increase the speed and quality of their software development; they can no longer afford to trade one off for the other. This "software development paradox" becomes increasingly prevalent as software becomes more business-critical. Accordingly, it is becoming increasingly important for businesses to adopt more effective approaches to software development.

   In addition, software is becoming more complex, requiring coordinated teams of professionals to develop and deploy it. These teams comprise software professionals numbering overall in the millions and spanning multiple software engineering disciplines. These teams must work in unison to meet today's increased speed and quality needs. An increasing number of organizations are seeking to improve the efficiency of their software teams by addressing the fundamentals of software development at every stage: inception, analysis, design, development, test, and deployment. Organizations are finding that they can improve their software development by upgrading their best practices, applying advanced tools, and leveraging the expertise of experienced vendors.

   Our target users are professionals on software development teams employed by businesses across a variety of industries. These software professionals span multiple software engineering disciplines--such as analysis, design, programming, and testing--and now number in the millions.

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

  . Improve software quality. Our solution allows testers and developers to more quickly verify the reliability and functionality of their software. Using our solution, teams can apply more automated testing techniques earlier in the product development cycle to uncover errors when they are significantly less costly to fix.

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

  . Extending product leadership. We intend to continuously improve the functionality of our products and services to meet the evolving needs of our customers. We intend to continue to leverage our strong relationship with the software development community as well as use our industry knowledge and expertise to ensure that we maintain our product leadership. In addition, we will continue to invest significant resources in research and development to improve our existing products and develop new products.

  . Acquiring or investing in complementary products. To achieve our objective of providing the most comprehensive software development solution, we have from time to time acquired businesses, products, or technologies that are complementary to our business. For example, our acquisition of Catapulse Inc. extends our capabilities in a hosted development service, which is designed to be delivered to users over the Internet, and our acquisition of Attol Testware extends our product line for our embedded systems and devices customers. We intend to acquire or invest in other leading technologies that address the needs of our customers and that we can integrate into our product family.

  . Continuing to form key strategic alliances. We intend to continue to develop long-term strategic relationships with leading software and hardware vendors to increase our exposure to potential users and thereby expand our customer base. Consistent with this strategy, we have entered into strategic alliances with companies such as IBM, Microsoft, Intel, Hewlett-Packard, Sun Microsystems, and Vignette Corporation. Our strategic alliances provide for such things as technology cross-licensing, joint development projects, and joint marketing programs.

Products and Services

 Rational Unified Process

   Rapid delivery of high-quality software requires cohesive teamwork and a predictable, well-understood process. We satisfy this need with the Rational Unified Process, a set of software engineering best practices optimized for rapid development of high-quality software. The Rational Unified Process combines lessons learned from thousands of customer engagements with the expertise of industry thought leaders. Its entire contents--including prescriptive guidelines, templates, and examples--can be directly accessed from any Rational tool through seamless integrations that make the process practical. When combined with our comprehensive services and team unifying tools, the Rational Unified Process serves as a recipe for rapid delivery of high-quality software.

 Rational Integrated Solutions

   Our products span the software development life cycle. They are available in individual editions that address the unique needs of specific software engineering disciplines, such as system definition, software design and development, content management, system testing, change management, and defect tracking. In addition, many of our products are available in tightly integrated suite editions. Our suite editions unify cross-functional teams by automating the flow of project artifacts and providing shared access to common data. They provide an easy way for customers to acquire and deploy complete software development solutions.

 Rational Suite

   The Rational Suite product family provides tightly integrated solutions that make it easy for customers to acquire and deploy complete software development solutions. We design each suite around the needs of the various software engineering disciplines that are part of every software development team. Each suite also includes a core set of team-unifying tools to improve the productivity of the entire team.

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

  . Rational Suite TestStudio is a fully integrated suite of testing tools that automates test planning, test developments, test execution, and defect tracking. Designed for testing and quality assurance professionals who ensure that software systems meet quality standards as well as end-user requirements, it ensures that a common set of testing tools, methods, metrics, and data are used by the entire project team.

  . Rational Suite ContentStudio combines software development solutions from Rational with content management tools from Vignette Corporation, a market leader in Web content management and a Rational strategic alliance partner -- in one integrated solution. Rational Suite ContentStudio makes it possible for development teams to more easily manage the development of sophisticated e-business applications, typically consisting of significant amounts of both software application code and content.

  . Rational Suite Enterprise combines all of the tools of Rational Suite AnalystStudio, DevelopmentStudio, and TestStudio. Rational Suite Enterprise provides a complete software development solution in one easy-to-acquire package.

 Configuration and Change Management Solutions

   Our configuration and change management products unify software teams by providing comprehensive support for development teams working in parallel on shared project artifacts, such as source code, binary files, software models, requirements documents, test cases, and project reports.

  . Rational ClearCase is our software configuration management solution. ClearCase accelerates development cycles, ensures the accuracy of releases, and enables teams to reliably build and patch previously shipped products. It provides secure and reliable access to project artifacts, allowing teams to share their work. ClearCase maintains a full audit trail of who changed what, when, where, and why, manages multiple versions of software artifacts, and reliably performs "builds" of software systems. Rational ClearCase MultiSite supports geographic distribution of software development teams working on shared sets of artifacts.

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

  . Rational Rose RealTime is a visual modeling environment designed specifically to address the needs of software teams that manage and deliver real-time software applications. Rational Rose RealTime combines market-leading visual modeling technology with advanced model execution and code generation technology. Rose RealTime also supports the UML.

 Automated Testing Solutions

   Our solutions for automated testing help testers and developers verify the reliability and functionality of their software and improve its performance.

  . Rational Robot lets the user create, modify, and run automated tests on Web, Enterprise Resource Planning (ERP), and client/server applications. This test automation solution offers reusability and portability of test recordings across Windows platforms to provide one recording that plays back on all Windows platforms. Rational TestFactory automates the creation of test scripts--so testers do not have to invest significant amounts of time developing test scripts. Robot and TestFactory are key components of Rational Suite TestStudio. Rational LoadTest offers load, stress, and multi-user testing of client/server applications. It automates the use of multiple transactions from a single test script, the creation of workloads for 10 or 10,000+ users, and the insertion of production-level timing characteristics.

  . Rational Test RealTime is designed specifically for teams creating complex, cross-platform software for embedded systems. Built specifically for testing real-time and embedded by Attol Testware, a company we recently acquired, Rational Test RealTime provides system, unit, functional, and performance testing and supports over 100 of the industry's most popular host and target environments.

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

 Technical Consulting and Customer Support Services

   We offer our customers the benefits of 20 years of experience in developing and applying tools and proven best practices for software development. This experience is drawn from hundreds of our software consultants working directly with customers, and from extensive internal use of our tools. Our professional services facilitate customer adoption of these tools and best practices, maximizing the probability of project success. Customers are able to take full advantage of our experience, avoid common pitfalls, and get maximum value from their investment in our solution.

   Our partners and we offer a wide range of professional services. These include tool and technology training delivered onsite or in public classes, onsite implementation planning, software engineer mentoring, and architecture and process consulting. We also offer a support program that entitles a licensee to receive all enhancements and upgrades to the licensed product that are published in the succeeding 12-month period, as well as certain other support services.

 Business Alliances

   We work with numerous strategic partners for business applications, embedded systems and devices, and infrastructure platforms and applications. In this context, we work with vendors such as Microsoft, IBM, Intel, Sun Microsystems, Vignette Corporation, Peoplesoft, Oracle, Hewlett-Packard, SGI, and others. These relationships may include technology cross-licensing arrangements and cooperative marketing relationships as well as exchange of development plans and strategic directions. Our relationship with Microsoft includes, among other things, Rational providing certain visual modeling technology to Microsoft that has been included in Microsoft's Visual Studio Products.

 Product Development

   We believe that our success will depend largely on our ability to enhance existing products and develop new products that meet the needs of a rapidly evolving marketplace and increasingly sophisticated and demanding customers. We intend to extend and strengthen our life cycle support for team-based development by expanding our product offerings, introducing new products, and offering higher levels of integration among our products. We use our own software processes and tools extensively in our own software development activities. Although we have primarily developed products internally, we may, based on timing and cost considerations, acquire technologies or products from third parties.

   Our research and development staff, including product development, product support, and technical writing personnel, consisted of 1,241 employees as of May 31, 2001. Our total research and development expenses excluding related amortization of deferred stock based compensation were approximately $183.5 million, $102.6 million, and $71.9 million in fiscal years 2001, 2000, and 1999, respectively.

 Customers and Applications

   More than 917,000 licenses of our software products, exclusive of Rational Visual Test, have been sold to more than 52,000 customers worldwide. No single customer accounted for 10% or more of revenues in fiscal 2001. Our comprehensive solution of software development tools and professional services is used by major organizations in many industry segments to design, build, and maintain complex software systems.

 Sales and Marketing

   We market and sell our products and services directly through our field sales organizations, the World Wide Web, and indirectly through channels such as value-added resellers (VARs) and distributors.

   Our direct selling approach couples sales of our integrated software development tools with high-value technical consulting services. We have established a major-account direct sales and technical consulting organization in the United States, Canada, Europe, Latin America, and the Asia/Pacific region. In most regions this direct sales organization includes a telesales operation to augment its direct sales presence.

   Our sales, marketing, and professional services organization consisted of 2,248 employees as of May 31, 2001. This organization operates out of corporate headquarters in Cupertino, California, operations in Lexington, Massachusetts, and from field offices in other locations throughout North America, Europe, and the Asia/Pacific region. Our direct international operations are staffed almost exclusively by local personnel. Additionally, we also have distributors and resellers in the same regions.

   In support of our sales efforts, our marketing department conducts comprehensive programs, which include:

  .  maintenance of an extensive World Wide Web site;

  .  an electronic subscription service for news announcements about us;

  .  print and Web advertising;

  .  public relations and industry analyst communications;

  . trade shows, technical seminars, webinars, and the annual international Rational User Conference;

  . direct mail promotions and other mailings to keep our prospects and customers informed;

  .  creation of sales brochures, multi-media CDs, and technical papers;

  . management of marketing activities and promotions with members of the Rational Unified Partners program; and

  .  internal sales product training.

   International sales accounted for approximately 41%, 41%, and 40% of our revenues in fiscal 2001, 2000, and 1999, respectively, and we expect that international sales will continue to account for a significant portion of our revenues in the future. International sales are subject to inherent risks, including:

  .  unexpected changes in regulatory requirements and tariffs;

  .  unexpected changes in global economic conditions;

  .  difficulty in staffing and managing foreign operations;

  .  longer payment cycles;

  .  potentially adverse tax consequences;

  .  price controls or other restrictions on foreign currency;

  .  difficulty in obtaining export and import licenses;

  .  costs of localizing products for some markets;

  .  lack of acceptance of localized products in international markets; and

  .  the effects of high local wage scales and other expenses.

   Any material adverse effect on our international business would likely materially and adversely affect our business, operating results, and financial condition as a whole. There can be no assurance that we will not experience a material adverse impact on our financial condition and results of operations from fluctuations in foreign currencies or from macroeconomic problems in various markets or geographies in the future.

 Product Pricing

   Our software licenses are generally perpetual, fully paid-up floating or node-locked licenses. Floating licenses limit the number of simultaneous users on a network instead of being associated with a specific user or computer. Node-locked licenses limit a software license to a single computer. We also offer other kinds of licenses, such as project licenses that provide selected Rational tools to all the developers working on a specific project.

   We also offer a support program that entitles a licensee to receive all enhancements and upgrades to the licensed product that are published in the succeeding 12-month period, as well as certain other support services. Annual fees for support generally range from 15% to 25% of the software license fee.

   Our packaged training courses are offered in the form of open-enrollment public courses and in-house courses at customer facilities. Additionally, we offer packaged consulting services that are generally priced on a time-and-materials basis.

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

  .  quality of support and availability of technical consulting services;
     and

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

   We face competition from, among others, Aonix, Compaq, Computer Associates, Compuware, Continuus Software Corporation, Cyrano, GEC-Marconi, Green Hills Software, Hewlett-Packard, Merant, plc, Mercury Interactive Corporation, Microsoft, Oracle, Mortice Kern Systems (MKS), Perforce Software, Princeton Softech, Inc., Segue Software, Inc., SGI, SQL Software LTD., StarBase Corporation, Sun Microsystems, Sybase Inc., Telelogic, Teradyne, and True Software, as well as numerous other public and privately held software application development and tools suppliers. We expect additional competition from other established and emerging companies.

   We believe we are well-positioned to compete due to the combination of our:

  . integrated family of products supporting component-based development throughout the software development life cycle;

  .  emphasis on controlled iterative development and visual modeling;

  .  architecture-driven process;

  . extensive major-account direct sales and technical consulting organization; and

  . supporting channels such as telesales, VARs, distributors, and the World Wide Web.

   We believe that the increased level of competition we observed in fiscal 2001 will continue to increase. Certain of our competitors are more experienced than we in the development of software engineering tools, databases, or software development products. Some of our competitors have, and new competitors may have, larger technical staffs, more established distribution channels, and greater financial resources than we do. There can be no assurance that either existing or new competitors will not develop products that are superior to our products or that achieve greater market acceptance. Our future success will depend in large part on our ability to increase our share of target markets and to license additional products and product enhancements to existing customers. Future competition may result in price reductions, reduced margins, or loss of sales, which in turn would have a material adverse effect on our business, results of operations, and financial condition.

 Intellectual Property

   We regard our software as proprietary and attempt to protect it under a combination of copyright, trademark, patent, and trade-secret laws, employee and third-party nondisclosure agreements, and other methods of protection. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of our products or to reverse-engineer or obtain and use information we regard as proprietary. Although our competitive position may be affected by our ability to protect our proprietary information, we believe that trademark and copyright protections are less significant to our success than are other factors, such as trade-secret protection, the knowledge, ability, and experience of our personnel, name recognition, and ongoing product development and support.

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

 Employees

   We believe our success will depend in part on our continued ability to attract and retain highly qualified personnel in a competitive market for experienced and talented software engineers and sales and marketing personnel. Our employees are not represented by any collective bargaining organization, and we have never experienced a work stoppage. As of May 31, 2001, our employee base was as follows:

  .  product development and support, 1,241 employees;

  .  sales, marketing, and technical consulting, 2,248 employees;

  .  finance and administration, 410 employees;

  .  total full-time personnel, 3,899 employees.

                              EXECUTIVE OFFICERS

   The following table sets forth certain information with respect to our executive officers as of the date hereof.

Name                                               Position
----                                               --------
Paul D. Levy............ Founder and Chairman of the Board
Michael T. Devlin....... Founder, Chief Executive Officer and Director
Thomas F. Bogan......... President and Chief Operating Officer
David H. Bernstein...... Senior Vice President and General Manager, Products
Kevin J. Haar........... Senior Vice President, Worldwide Field Operations
Timothy A. Brennan...... Senior Vice President, Chief Financial Officer and Secretary

   Mr. Levy, age 45, co-founded Rational in 1981 and has served as Chairman of the Board since September 1996. Prior to April 1999, Mr. Levy also served as Chief Executive Officer of Rational.

   Mr. Devlin, age 46, co-founded Rational in 1981, has served as Chief Executive Officer since April 1999, and is a Director. From September 1996 until April 1999, Mr. Devlin served as President of Rational. Prior to September 1996, Mr. Devlin served as Chairman of the Board of Rational.

   Mr. Bogan, age 49, has served as Rational's President and Chief Operating Officer since April 2000. From April 1999 until April 2000, Mr. Bogan served as Senior Vice President and Chief Operating Officer. From March 1997 until April 1999, he served as Vice President and General Manager, Automated Test. From July 1996 until March 1997, Mr. Bogan served as Senior Vice President, Finance and Administration, Chief Financial Officer, Treasurer, and Assistant Secretary of SQA, Inc. From 1993 to 1996, Mr. Bogan was President and Chief Executive Officer of Pacific Data Products, Inc., a printer peripherals and networking vendor.

   Mr. Bernstein, age 49, joined the Company in 1982 and has served as Senior Vice President and General Manager, Products, since 1996. Prior to this, he held various management positions with the Company, most recently Senior Vice President and General Manager, Object Technology Products.

   Mr. Haar, age 44, joined the Company in 1986 and has served as Senior Vice President, Worldwide Field Operations since April 2000. Prior to April 2000, he held various management positions with the Company, most recently Senior Vice President, The Americas Field Operations.

   Mr. Brennan, age 45, joined the Company in 1994 and has served as Senior Vice President, Chief Financial Officer, and Secretary since January 1998. From 1995 until 1998, Mr. Brennan served as Vice President, Finance and Administration. From 1994 until 1995, he served as the Company's Controller.

Factors That May Affect Future Results

 Significant unanticipated fluctuations in our quarterly revenues and operating results may cause us not to meet securities analysts' or investors' expectations and may result in a decline in the prices of our Common Stock and our Convertible Notes.

   Our net revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. If our revenues, operating results, earnings, or future projections are below the levels expected by securities analysts, the prices of our Common Stock and Convertible Notes are likely to decline.

   Factors that may cause quarterly fluctuations in our operating results include, but are not limited to:

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

  .  unfavorable economic conditions in the technology industry;

  .  decreased spending on technology due to adverse economic conditions;

  .  fluctuations in foreign currency exchange rates;

  .  changes in accounting pronouncements applicable to us;

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

   Although we have experienced growth in revenues in recent years, there can be no assurance that, in the future, we will sustain revenue growth or be profitable on a quarterly or annual basis. Further, the revenues and operating income (exclusive of nonrecurring operating and acquisition related expenses) experienced by us in recent quarters are not necessarily indicative of future results. As a result of these and other factors, our operating results are subject to significant variation from quarter to quarter, and we believe that period-to-period comparisons of our results of operations are not necessarily useful. If our operating results are below investors' or securities analysts' expectations, the prices of our Common Stock and Convertible Notes could decline significantly.

 There may be a possible effect from the acquisition of Catapulse on our future revenue recognition policy.

   Our primary revenue recognition model is to recognize license revenues upon delivery of a software license. Catapulse's anticipated revenue recognition model will recognize revenue based on delivery of a service over time. We offer for sale both licenses and hosted development services as a combined company. If the hosted development service is sold in conjunction with, or as an option to, Rational's license, there could be an impact on our revenue recognition policy.

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

   In addition, rapid growth of, interest in, and use of Internet and intranet environments are recent and emerging phenomena. Our success may depend, in part, on the compatibility of our products with Internet and intranet applications. We may fail to effectively adapt our products for use in Internet or intranet environments, or to produce competitive Internet and intranet applications.

 If we do not effectively compete with new and existing competitors, our revenues and operating margins will decline.

   The industry for tools that automate software development and management is extremely competitive and rapidly changing. We expect competition to intensify in the future. We believe our continued success will become increasingly dependent on our ability to:

  . support.multiple platforms, including Microsoft Windows and Windows NT, IBM, commercial UNIX, and Linux;

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

 If we are unable to manage our growth or our announced workforce reduction, our business will suffer.

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

   In April 2001, we announced and subsequently completed a reduction to our workforce, which affected all parts of our organization. If we are unable to effectively manage this workforce reduction, our business operations could be subject to disruption and our business and results of operations could suffer.

 Our international operations expose us to greater management, collections, currency, intellectual property, regulatory, and other risks.

   International sales accounted for approximately 41%, 41%, and 40% of our revenues in fiscal 2001, 2000, and 1999, respectively. We expect that international sales will continue to account for a significant portion of our revenues in future periods. Our business would be harmed if our international operations experienced a material downturn. In addition, international sales are subject to inherent risks, including:

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

   We believe that the hiring and retaining of qualified individuals at all levels in our organization will be essential to our ability to sustain and manage growth successfully. Competition for highly qualified technical personnel is intense, and we may not be successful in attracting and retaining the necessary personnel, which may limit the rate at which we can develop products and generate sales. We will be particularly dependent on the efforts and abilities of our senior management personnel. The departure of any of our senior management members or other key personnel could harm our business. In addition, merger activities can be accompanied or followed by the departure of key personnel, which could compound the difficulty of integrating the operations of the parties to the business combination and adversely affect our business.

 If we fail to maintain and expand our distribution channels, our business will suffer.

   We currently distribute our products primarily through field sales personnel teamed with highly trained technical support personnel, as well as through our telesales organizations, our Web site, and indirectly through channels such as value-added resellers and distributors. Our ability to achieve revenue growth in the future will depend in large part on our success in expanding our direct sales force and in maintaining a high level of technical consulting, training, and customer support.

 We depend on strategic relationships and business alliances for continued growth of our business.

   Our development, marketing, and distribution strategies rely increasingly on our ability to form long-term strategic relationships with major software and hardware vendors, many of whom are substantially larger than Rational. These business relationships often consist of cooperative marketing programs, joint customer seminars, lead referrals, or joint development projects. Although certain aspects of some of these relationships are contractual in nature, many important aspects of these relationships depend on the continued cooperation of each party with us. Merger activity, such as the acquisitions of Catapulse Inc. and Attol Testware, may disrupt these relationships or activities, and some companies may reassess the value of their relationship with us as a result of such merger activity. Divergence in strategy or change in focus or competitive product offerings by any of these companies may interfere with our ability to develop, market, sell, or support our products, which in turn could harm our business. In addition, one or more of these companies may use the information they gain from their relationship with us to develop or market competing products.

 Our products could contain software defects that could reduce our revenues and make it more difficult for us to achieve market acceptance of our products.

   Complex software products such as ours often contain undetected errors, or "bugs," or performance problems. These defects are most frequently found during the period immediately following the introduction of new products or enhancements to existing products. Despite extensive product testing prior to introduction, our products have in the past contained software errors that were discovered after commercial introduction. Errors or performance problems may also be discovered in the future. Any future software defects discovered after shipment of our products could result in loss of revenues or delays in market acceptance, which could harm our business. Further, because we rely on our own products in connection with the development of our software, these errors may make it more difficult to sell our products in the future.

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

   We expect that we will be increasingly subject to infringement claims as the number of products and competitors grows and the functionality of products in different industry segments overlaps. Third parties may assert infringement claims against us in the future and their claims may or may not be successful. We could incur substantial costs in defending ourselves and our customers against their claims. Parties making their claims may be able to obtain injunctive or other equitable relief that could effectively block our ability to sell our products in the United States and abroad and could result in an award of substantial damages against us. In the event of a claim of infringement, we may be required to obtain one or more licenses from third parties. We cannot be sure that we can obtain necessary licenses from third parties at a reasonable cost, or at all. Defense of any lawsuit or failure to obtain any required license could delay shipment of our products and increase our costs.

 Promotional product versions may adversely impact our actual product sales.

   Our marketing strategy relies in part on making elements of our technology available for no charge or at a very low price, either directly or by incorporating these elements into products offered by third parties, such as Microsoft, with whom we have strategic alliances. This strategy is designed to expose our products to a broader customer base than to our historical customer base and to encourage potential customers to purchase an upgrade or other higher-priced products from us. We may not be able to introduce enhancements to our full-price products or versions of our products with intermediate functionality at a rate necessary to adequately differentiate them from the promotional versions, particularly in cases where our partners are distributing versions of our products with other desirable features, which could reduce sales of our products.

 If we cannot successfully integrate our past and future acquisitions and achieve intended financial or strategic benefits, our revenues may decline and our expenses may increase.

   We have acquired a number of businesses, technologies, and products, most recently in March 2001. If we fail to achieve the intended financial or strategic benefits of past and future acquisitions, including the acquisitions of Attol Testware and Catapulse Inc., our operating results will suffer. Acquisitions entail numerous risks, including:

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

 Business interruptions could adversely affect our business.

   Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. Our facilities in the State of California are currently subject to electrical blackouts as a consequence of a shortage of available electrical power. In the event these blackouts continue or increase in severity, they could disrupt the operations of our affected facilities.

ITEM 2--PROPERTIES

   Our headquarters are located in a leased facility, in Cupertino, California, consisting of approximately 218,000 square feet of office space occupied under leases expiring from 2006 to 2010. We also lease approximately 266,000 square feet of office space in Lexington, Massachusetts, under multiple leases expiring in 2004 and 2005. We have large leased facilities for field sales and software development offices in Redmond, Washington; Boulder, Colorado; and Ottawa, Canada. We have additional leased field sales and software development offices in the Americas, Europe, and Asia/Pacific regions. We believe that our existing facilities are adequate to meet current requirements, and that additional space will be available as needed to accommodate any future expansion of the corporate locations and for any sales and software development offices.

ITEM 3--LEGAL PROCEEDINGS

   We are not a party to any material legal proceedings. From time to time, we are subject to legal claims. Historically, the cost of resolution of the claims has not been significant. However, any adverse outcome to future lawsuits against us may result in a material adverse effect on our financial condition.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On February 5, 2001, we held a special meeting of stockholders. The following item was submitted to a vote of the stockholders:

     To approve the issuance of Rational Software Corporation Common Stock pursuant to a merger agreement in which Catapulse Inc. will merge with and into Rational and as a result of which, Catapulse stockholders will become stockholders of Rational.

                                                                        Votes
                                                                     -----------
       For.......................................................... 134,031,737
       Against......................................................     300,622
       Abstain......................................................     385,369
       Broker Non-Vote..............................................           0

     This proposal was approved.

                                    PART II

ITEM 5--MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS

   Our Common Stock is traded on the Nasdaq National Market under the symbol RATL. As of May 31, 2001, there were approximately 1,383 stockholders of record of our Common Stock. We have not, since our formation, declared or paid any cash dividends on our Common Stock. We intend to employ all available funds for the development and operation of our business and, accordingly, do not intend to declare or pay any cash dividends in the foreseeable future.

   The following table sets forth the range of high and low bids for our Common Stock as quoted on the Nasdaq National Market for Rational Common Stock for the periods indicated, as adjusted for a two-for-one stock split in September 2000:

                                                                   High   Low
                                                                  ------ ------
   Fiscal Year Ended March 31, 2001:
   Fourth Quarter................................................ $55.25 $17.25
   Third Quarter.................................................  70.31  25.25
   Second Quarter................................................  70.63  42.63
   First Quarter.................................................  49.31  27.00

   Fiscal Year Ended March 31, 2000:
   Fourth Quarter................................................ $52.50 $21.16
   Third Quarter.................................................  26.84  13.94
   Second Quarter................................................  20.00  13.19
   First Quarter.................................................  18.75  10.94

   The foregoing reflects interdealer prices without retail markup, markdown, or commissions and may not necessarily reflect actual transactions.

ITEM 6--SELECTED FINANCIAL DATA

                                    Fiscal Year Ended March 31,
                          ----------------------------------------------------
                             2001        2000       1999      1998      1997
                          ----------  ----------  --------  --------  --------
                               (in thousands, except per share data)
Consolidated Statements
 of Operations Data:
Net product revenues....  $  477,726  $  354,497  $259,335  $184,953  $185,133
Consulting and support
 revenues...............     337,209     217,693   152,481   125,717    92,735
                          ----------  ----------  --------  --------  --------
    Total revenues......     814,935     572,190   411,816   310,670   277,868
                          ----------  ----------  --------  --------  --------
Cost of product
 revenues...............      32,817      27,297    22,020    19,709    11,777
Cost of consulting and
 support revenues.......      89,227      59,607    40,848    43,356    38,305
                          ----------  ----------  --------  --------  --------
    Total cost of
     revenues...........     122,044      86,904    62,868    63,065    50,082
                          ----------  ----------  --------  --------  --------
Gross margin............     692,891     485,286   348,948   247,605   227,786
                          ----------  ----------  --------  --------  --------
Operating expenses:
  Research and
   development..........     183,509     102,565    71,869    61,560    47,239
  Sales and marketing...     330,128     220,529   172,448   138,709   108,403
  General and
   administrative.......      48,567      47,124    33,910    29,092    27,267
  Amortization of
   goodwill and
   purchased
   intangibles..........      22,370       3,120        --        --        --
  Amortization of stock
   based compensation...      14,020         281        --        --        --
  Charges for acquired
   in-process research
   and development......      15,822       3,529        --        --    56,798
  Merger and integration
   costs................          --          --    (1,200)   63,759    42,456
                          ----------  ----------  --------  --------  --------
    Total operating
     expenses...........     614,416     377,148   277,027   293,120   282,163
                          ----------  ----------  --------  --------  --------
Operating income
 (loss).................      78,475     108,138    71,921   (45,515)  (54,377)
Other income, net.......      34,709      12,857    12,721    16,689    11,586
                          ----------  ----------  --------  --------  --------
Income (loss) from
 continuing operations
 before income taxes....     113,184     120,995    84,642   (28,826)  (42,791)
Provision for income
 taxes..................      56,363      36,765    25,393     9,447     6,820
Minority interest.......     (15,323)     (1,084)       --        --        --
                          ----------  ----------  --------  --------  --------
    Net income (loss)...  $   72,144  $   85,314  $ 59,249  $(38,273) $(49,611)
                          ==========  ==========  ========  ========  ========
Net income (loss) per
 common share:
  Basic.................  $     0.38  $     0.49  $   0.35  $  (0.22) $  (0.31)
  Diluted...............  $     0.35  $     0.45  $   0.32  $  (0.22) $  (0.31)
Shares used in computing
 per share amounts:
  Basic.................     188,566     175,458   171,394   175,150   159,262
  Diluted...............     206,211     191,274   183,698   175,150   159,262
Consolidated Balance
 Sheet Data:
Cash, cash equivalents,
 and short-term
 investments............  $1,040,821  $  906,311  $259,830  $289,470  $327,395
Working capital.........     925,974     831,858   228,366   228,397   282,974
Total assets............   1,709,323   1,225,776   453,956   445,205   456,740
Long-term obligations...     583,494     501,668     3,696     6,492     3,192
Stockholders' equity....     766,254     456,307   294,372   287,176   330,109

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

 General

   Our revenues are derived from product license fees and charges for services, including technical consulting, training, and customer support. In accordance with generally accepted accounting principles, our software license revenues are generally recognized when a customer purchase order has been received and accepted, the software product has been shipped, there are no uncertainties surrounding product acceptance, the fees are fixed or determinable, and collection is considered probable. For customer license agreements that meet these recognition criteria, the portion of the fees related to software licenses will generally be recognized in the current period, while the portion of the fees related to services is recognized as the services are performed. Revenues from consulting and training are recognized when earned. Our license agreements do not provide a right of return, and reserves are maintained for potential credit losses, of which there have been only immaterial amounts.

   International sales accounted for 41%, 41%, and 40% of our revenues in fiscal 2001, 2000, and 1999, respectively. We expect that international sales will continue to account for a significant portion of our revenues in future periods.

   In the fiscal year ended March 31, 2001, our revenues from product sales grew 35%, while revenues from consulting and support grew 55%, resulting in a net overall increase in revenues of 42%. There can be no assurance that this revenue mix or growth in revenues trend will continue in future periods.

   Although we have experienced increasing revenues in each of the past five fiscal years, our sales compensation structure has historically contributed to revenues for the first quarter of a fiscal year being lower than revenues for the fourth quarter of the prior fiscal year. There can be no assurance that we will continue to experience sequentially increasing revenues or that such seasonal fluctuations will not become more pronounced in the future.

 Acquisitions

   We completed a business combination with ObjecTime Limited in January 2000, which was accounted for under the purchase method of accounting. Additionally, we completed business combinations with Catapulse Inc. and Attol Testware in 2001, which were accounted for under the purchase method of accounting. See
Note 3 of Notes to Consolidated Financial Statements for details of these combinations.

Results of Operations

   The following table sets forth the percentage of total revenues represented by certain line items from our consolidated statements of operations for the periods indicated:

                                                               Fiscal Year
                                                                  Ended
                                                                March 31,
                                                              ----------------
                                                              2001  2000  1999
                                                              ----  ----  ----
   Net product revenues......................................  59%   62%   63%
   Consulting and support revenues...........................  41    38    37
                                                              ---   ---   ---
       Total revenues........................................ 100   100   100
                                                              ---   ---   ---
   Cost of product revenues..................................   4     5     5
   Cost of consulting and support revenues...................  11    10    10
                                                              ---   ---   ---
       Total cost of revenues................................  15    15    15
                                                              ---   ---   ---
   Gross margin..............................................  85    85    85
                                                              ---   ---   ---
   Operating expenses:
     Research and development................................  23    18    18
     Sales and marketing.....................................  41    38    42
     General and administrative..............................   5     8     8
     Amortization of goodwill and purchased intangibles......   3     1    --
     Amortization of deferred stock based compensation.......   1    --    --
     Charges for acquired in-process research and
      development............................................   2     1    --
                                                              ---   ---   ---
       Total operating expenses..............................  75    66    68
                                                              ---   ---   ---
   Income from continuing operations.........................  10    19    17
   Other income, net.........................................   4     2     3
                                                              ---   ---   ---
   Income before provision for income taxes..................  14    21    20
   Provision for income taxes................................   7     6     6
   Minority interest.........................................  (2)   --    --
                                                              ---   ---   ---
       Net income............................................   9%   15%   14%
                                                              ===   ===   ===

 Fiscal Years Ended March 31, 2001 and 2000

  Revenues

   Total revenues increased 42% in fiscal 2001 compared with fiscal 2000.

   Net product revenues. Net product revenues increased $123.2 million or 35%, in fiscal 2001 compared with fiscal 2000. This increase was a result of continued strong customer acceptance of our existing products, including the Rational Suite family of products, products for requirements management, modeling, testing, change and configuration management, increased sales capacity, and increased sales activity with customers across the majority of our products.

   Consulting and support revenues. Consulting and support revenues increased $119.5 million, or 55%, in fiscal 2001 compared with fiscal 2000. This increase reflects increased revenues related to maintenance contracts, growing demand for our consulting expertise in advanced software development practices and continued strong sales and renewals for customer support.

   International sales. During fiscal 2001 and 2000, international revenues from product sales and related consulting and customer support were $335.0 million and $233.0 million, respectively, representing 41% of total revenues in both fiscal 2001 and 2000. The 44% growth in international sales during fiscal 2001 was due principally to increase sales and marketing activities in international markets from all regions. Revenues from Europe increased $53.8 million, or 32%, in fiscal 2001, while revenues from the Asia/Pacific and other international regions increased $48.1 million, or 73%. Our international sales are principally priced in local currencies. We enter into short-term forward currency contracts to hedge against the impact of foreign currency exchange rate fluctuations on balance sheet exposures denominated in currencies other than the local, or "functional," currency of our subsidiaries or us. The total amount of these contracts is approximately offset by the underlying assets and liabilities denominated in nonfunctional currencies and such contracts are carried at fair market value. The associated gains and losses were not material to our results of operations in any period presented.

  Cost of Revenues

   Cost of product revenues. Cost of product revenues consists principally of materials, packaging and freight, amortization of purchased technology, and royalties. Cost of product revenues increased 20% in fiscal 2001 compared with fiscal 2000. These costs represented 7% and 8% of net product revenues in fiscal 2001 and 2000, respectively. In fiscal 2001, the decrease in cost of product revenues as a percentage of product sales was primarily a result of increased efficiencies achieved in the current year by outsourcing fulfillment activities and a reduction of printing costs for materials currently being delivered electronically.

   Cost of consulting and support revenues. Cost of consulting and support revenues consists principally of personnel costs for training, consulting, and customer support. Cost of consulting and support revenues increased 50% in fiscal 2001 compared with fiscal 2000. These costs represented 26% and 27% of consulting and support revenues in fiscal 2001 and 2000, respectively. In fiscal 2001, the increase in cost was primarily a result of increased personnel costs necessary to support the growing demand for consulting, support and education and correlates to the increase in consulting and support revenues. The increase is in line with our increase in consulting and support revenues in fiscal 2001.

  Operating Expenses

   Research and development. Total expenditures for research and development (R&D) increased 79% in fiscal 2001 compared with fiscal 2000. Research and development costs represented 23% and 18% of total revenues in fiscal 2001 and 2000, respectively. The increase in fiscal 2001 over fiscal 2000 was due to the cost of additional personnel and related costs incurred in maintaining existing products and developing new product releases. Additionally, the increase was attributable to additional costs incurred by Catapulse Inc. (Catapulse). The costs incurred by Catapulse increased to $31.9 million in fiscal 2001 from $3.9 million in fiscal 2000.

   We did not capitalize any software development costs for our software to be sold or marketed in fiscal 2001 and 2000 because eligible costs were not material. We expect the amount of software development costs capitalized in future periods will be immaterial to our results of operations and financial position because the time period and the engineering effort required between demonstration of a product's economic and technological feasibility and the date of product release has been very short.

   Sales and marketing. Sales and marketing expenses increased 50% in fiscal 2001 compared with fiscal 2000. These expenses represented 41% and 38% of total revenues in fiscal 2001 and 2000, respectively. The fiscal 2001 increase in sales and marketing expenses reflected the additional personnel, commissions, and related costs required in sales and marketing departments to expand our sales channels, penetrate new markets, and increase our market share in core markets and sales and marketing costs incurred by Catapulse.

   General and administrative. General and administrative expenses increased 3% in fiscal 2001 compared with fiscal 2000. General and administrative expenses represented 5% and 8% of total revenues in fiscal 2001 and 2000, respectively. The fiscal 2001 increase in general and administrative expenses resulted from increased employee-related expenses associated with staffing requirements needed to support our expanding business.

   Amortization of goodwill, purchased intangibles, and deferred stock based compensation. In fiscal 2001, we acquired Attol Testware, the remaining outstanding shares of Catapulse not already owned by Rational, and certain other intellectual property and intangible assets, which were accounted for under the purchase method of accounting. Accordingly, we recorded goodwill and purchased intangibles representing the excess of the purchase price paid over the fair value of the net assets acquired. In fiscal 2000, we acquired ObjecTime Limited, which was also accounted for under the purchase method of accounting. The goodwill and purchased intangibles are being amortized over their expected useful lives, which were determined to be from one to four years. The aggregate amortization of goodwill and purchased intangibles was $22.4 million and $3.1 million in fiscal 2001 and 2000, respectively.

   Also as part of the acquisitions of Attol Testware and the remaining outstanding shares of Catapulse in fiscal 2001, we recorded $295.0 million of deferred compensation relating to the unvested stock options and restricted stock assumed in the acquisitions. The amortization of deferred stock based compensation was approximately $14.0 million during fiscal 2001. In fiscal 2000, in connection with the grant of certain stock options to employees of Catapulse, the results of which were consolidated with Rational's results, we recorded deferred compensation of $3.0 million representing the difference between the deemed value of the Common Stock for accounting purposes and the exercise price of these options at the date of grant. The amortization of deferred stock based compensation in fiscal 2000 was approximately $0.3 million.

   Charges for acquired in-process research and development. In connection with the acquisitions of Attol Testware and the remaining outstanding shares of Catapulse, we recorded charges for acquired in-process research and development (IPR&D) in the amount of $1.7 million and $14.2 million, respectively, in fiscal 2001. In connection with the acquisition of ObjecTime Limited, we recorded $3.5 million of IPR&D in fiscal 2000. See Note 3 of Notes to Consolidated Financial Statements.

  . Purchase of the remaining outstanding shares of Catapulse not already owned by Rational

   In connection with the acquisition of the remaining outstanding shares of Catapulse not already owned by Rational in fiscal 2001, we allocated $14.2 million of the total purchase price of $445.2 million to IPR&D projects. This allocation represented the estimated fair value based on discounted cash flows related to research and development projects. At the date of acquisition, the development of these projects had not reached technological feasibility. Accordingly, these costs were expensed as of the acquisition date. Management is primarily responsible for estimating the fair value of IPR&D, which they also determined with the assistance of an independent appraiser.

   At the acquisition date, Catapulse was developing a hosted development service to be delivered to users over the Internet. The hosted development service or HDS, includes a set of hosted development tools, Web based collaboration services, a complete infrastructure for the development and reuse of intellectual property and a secure development platform. The technologies under development were approximately 35% complete.

   We allocated values to IPR&D based on the stage of development of each product and service offering, the time and resources needed to complete each product and service offering, and the expected income and associated risks. The value assigned to acquired IPR&D was determined by estimating the costs to develop the purchased IPR&D into commercially viable products and service offering, estimating the resulting net cash flows from the products and service offering, and discounting the net cash flows to their present value. The revenue projection used to value the IPR&D was based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product and service introductions by Catapulse and its competitors. The resulting net cash flows from such product and service offering are based on management's estimates of cost of sales, operating expenses, and income taxes from such product and service offering.

   Aggregate revenues for the developmental Catapulse product and service offering were estimated to grow based on forecasted sales for the three years following introduction, assuming the successful completion and market acceptance of the major R&D programs. The estimated revenues for the in-process projects were expected to peak within three years of acquisition and then decline as other new products and technologies are expected to enter the market.

   The rate utilized to discount the net cash flows to their present value was based on an estimated cost of capital calculation. Due to the nature of the forecast and the risks associated with the projected growth and profitability of the developmental projects, a discount rate of 25% was considered appropriate for the IPR&D. This discount rate was commensurate with Catapulse's stage of development and the uncertainties in the economic estimates described above.

   The estimates used by us in valuing IPR&D were based upon assumptions we believe to be reasonable but which are inherently uncertain and unpredictable. Our assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results. Any such variance may result in a material adverse effect on our financial condition and results of operations.

  .  Purchase of Attol Testware

   In connection with the acquisition of Attol Testware in fiscal 2001, we allocated $1.7 million of the total purchase price of $30.3 million to IPR&D projects. This allocation represented the estimated fair value based on discounted cash flows related to incomplete research and development projects. At the date of acquisition, the development of these projects had not reached technological feasibility. Accordingly, these costs were expensed as of the acquisition date. Management is primarily responsible for estimating the fair value of IPR&D, which they also determined with the assistance of an independent appraiser.

   At the acquisition date, Attol Testware developed and marketed test software for the automated testing of software developed for critical systems in the embedded and distributed software markets. The projects under development at the valuation date represented next-generation technologies of Attol Testing Suite, which will include significant functionality increases and continue assurance of compatibility with Rational products. The technologies under development were approximately 30% complete.

   We allocated values to IPR&D based on the stage of development of each product, the time and resources needed to complete each product, and the expected income and associated risks. The value assigned to acquired IPR&D was determined by estimating the costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the products, and discounting the net cash flows to their present value. The revenue projection used to value the IPR&D was based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by Attol Testware and its competitors. The resulting net cash flows from such products are based on management's estimates of cost of sales, operating expenses, and income taxes from such products.

   Aggregate revenues for the developmental Attol Testware products were estimated to grow based on forecasted sales for the three years following introduction, assuming the successful completion and market acceptance of the major R&D programs. The estimated revenues for the in-process projects were expected to peak within three years of acquisition and then decline as other new products and technologies are expected to enter the market.

   The rate utilized to discount the net cash flows to their present value was based on an estimated cost of capital calculation. Due to the nature of the forecast and the risks associated with the projected growth and profitability of the developmental projects, a discount rate of 25% was considered appropriate for the IPR&D. This discount rate was commensurate with Attol Testware's stage of development and the uncertainties in the economic estimates described above.

   The estimates used by us in valuing IPR&D were based upon assumptions we believe to be reasonable but which are inherently uncertain and unpredictable. Our assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results. Any such variance may result in a material adverse effect on our financial condition and results of operations.

  .  Purchase of ObjecTime Limited

   In connection with the acquisition of ObjecTime Limited in fiscal 2000, we allocated $3.5 million of the total purchase price of $58.8 million to IPR&D projects. This allocation represented the estimated fair value based on discounted cash flows related to incomplete research and development projects. At the date of acquisition, the development of these projects had not reached technological feasibility. Accordingly, these costs were expensed as of the acquisition date. Management is primarily responsible for estimating the fair value of IPR&D, which they also determined with the assistance of an independent appraiser.

   At the acquisition date, ObjecTime Limited was a developer of visual design and code generation software tools used for development of embedded software. The projects under development at the valuation date represented next-generation products of ObjecTime Limited, which will include making the next releases compatible with Rational products. The technologies under development were on average approximately 60% complete.

   We allocated values to IPR&D based on the stage of development of each product, the time and resources needed to complete each product, and the expected income and associated risks. The value assigned to acquired IPR&D was determined by estimating the costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the products and discounting the net cash flows to their present value. The revenue projection used to value the IPR&D was based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by ObjecTime Limited and its competitors. The resulting net cash flows from such products are based on management's estimates of cost of sales, operating expenses, and income taxes from such products.

   Aggregate revenues for the developmental ObjecTime Limited products were estimated to grow based on forecasted sales for the three years following introduction, assuming the successful completion and market acceptance of the major R&D programs. The estimated revenues for the in-process projects were expected to peak within three years of acquisition and then decline as other new products and technologies are expected to enter the market.

   The rate utilized to discount the net cash flows to their present value was based on an estimated cost of capital calculation. Due to the nature of the forecast and the risks associated with the projected growth and profitability of the developmental projects, a discount rate of 25% was considered appropriate for the IPR&D. This discount rate was commensurate with ObjecTime's stage of development and the uncertainties in the economic estimates described above.

   The estimates used by us in valuing IPR&D were based upon assumptions we believe to be reasonable but which are inherently uncertain and unpredictable. Our assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results. Any such variance may result in a material adverse effect on our financial condition and results of operations.

  Minority Interest

   On February 5, 2001, we completed the acquisition of the remaining outstanding shares of Catapulse not already owned by Rational. Catapulse was an entity already consolidated into Rational due to the significant influence Rational exercised over Catapulse prior to February 5, 2001. In fiscal 2001 and 2000, Catapulse incurred $46.1 million and $4.2 million, respectively, of operating expenses and earned $2.9 million and $1.2 million, respectively, of interest income on cash balances. Minority interest, net of tax, for fiscal 2001 and 2000 was approximately $15.3 million and $1.1 million, respectively.

  Interest Expense

   Interest expense increased $21.1 million in fiscal 2001 compared with fiscal 2000. The increase in interest expense in fiscal 2001 was primarily a result of the Convertible Subordinated Notes, which we sold and on which we began incurring interest expense for the last quarter of fiscal 2000. The total interest expense related to Convertible Subordinated Notes was approximately $25.0 million and $4.0 million, respectively, in fiscal 2001 and 2000.

  Interest Income

   Interest income has fluctuated as a result of operating results and the amount of cash available for investment in interest-bearing accounts. Interest income increased $43.0 million to $59.9 million in fiscal 2001. The increase in interest income in fiscal 2001 was due primarily to an increase in cash and cash equivalents as a result of annual operating income, the cash received in connection with the $500.0 million Convertible Subordinated Notes offering in the last quarter of fiscal 2000, and interest earned by Catapulse, offset by a reduction of cash used for repurchase of Company stock.

  Income Taxes

   The income tax provisions for fiscal 2001 and 2000 differ from tax computed at the federal statutory income tax rate due to the impact of nondeductible charges for acquired in-process research and development, goodwill, merger-related costs, and foreign losses resulting in no U.S. tax benefit, as well as foreign and state income taxes, offset by earnings permanently reinvested in offshore operations, the realized benefit of net operating loss carryforwards, and research credit carryforwards.

   Net cumulative undistributed earnings of the foreign subsidiaries considered permanently reinvested amounted to approximately $70.0 million at March 31, 2001. Accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

   As of March 31, 2001, we had net operating loss carryforwards for federal income tax purposes of approximately $74.0 million that expire in years 2002 through 2021. We also had tax credit carryforwards for federal and state purposes of approximately $15.0 million and $5.0 million, respectively, that expire in years 2002 through 2021, if not utilized. As a result of various public offerings and business combinations, some of our acquired entities experienced an ownership change as defined in Section 382 of the Internal Revenue Code. Due to the passing of time, our net operating loss carryforwards and tax credit carryforwards are no longer subject to limitation.

   Under Statement of Financial Accounting Standards (SFAS) No. 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on the weight of available evidence, we have provided a valuation allowance against the future amortization of certain intangible assets. We will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

 Fiscal Years Ended March 31, 2000 and 1999

  Revenues

   Total revenues increased 39% in fiscal 2000 compared with fiscal 1999.

   Net product revenues. Net product revenues increased $95.2 million, or 37%, in fiscal 2000 compared with fiscal 1999. This increase was a result of strong customer acceptance of the Rational Suite family of products, continued strong customer acceptance of our existing products, including products for requirements management, modeling, testing, change, and configuration management, increased sales capacity, and increased sales activity with Internet-related customers across the majority of our products.

   Consulting and support revenues. Consulting and support revenues increased $65.2 million, or 43%, in fiscal 2000 compared with fiscal 1999. This increase reflected increased revenues related to maintenance contracts, higher demand for our consulting expertise in advanced software development practices, and, to a lesser extent, increased training and customer-support revenues.

   International sales. During fiscal 2000 and 1999, international revenues from product sales and related consulting and customer support were $233.0 million and $165.2 million, representing 41% and 40% of total revenues, respectively. The 41% growth in international sales during 2000 was due principally to increased sales and marketing activities in international markets. Our international sales were principally priced in local currencies. We entered into short-term forward currency contracts to hedge against the impact of foreign currency exchange rate fluctuations on balance sheet exposures denominated in currencies other than the local, or "functional," currency of our subsidiaries or us. The total amount of these contracts was approximately offset by the underlying assets and liabilities denominated in nonfunctional currencies, and such contracts were carried at fair market value. The associated gains and losses were not material to our results of operations in any period presented.

  Cost of Revenues

   Cost of product revenues. Cost of product revenues consists principally of materials, packaging and freight, amortization of purchased technology, and royalties. Cost of product revenues increased 24% in fiscal 2000 compared with fiscal 1999. These costs represented 8% of net product revenues in both fiscal 2000 and 1999. In fiscal 2000, the cost of product revenues remained relatively fixed as a percentage of product sales as a result of improved economies of scale associated with materials and packaging costs offset by an increase in royalty expense.

   Cost of consulting and support revenues. Cost of consulting and support revenues consists principally of personnel costs for training, consulting, and customer support. Cost of consulting and support revenues increased 46% in fiscal 2000 compared with fiscal 1999. These costs represented 27% of consulting and support revenues in both fiscal 2000 and 1999. In fiscal 2000, the increase in cost was primarily due to increased headcount commensurate to the demand of growing support activities.

  Operating Expenses

   Research and development. Total expenditures for research and development increased 43% in fiscal 2000 compared with fiscal 1999. Research and development costs represented 18% of total revenues in both fiscal 2000 and 1999. The increase in fiscal 2000 as compared with fiscal 1999 was due primarily to the cost of additional personnel and related costs incurred in maintaining existing products and developing new product releases. Additionally, the fiscal 2000 costs included $3.9 million of costs incurred by Catapulse, the Internet venture in which Rational invested $50.0 million in December 1999.

   We did not capitalize any software development costs in 2000 and 1999 because eligible costs were not material. We expect that the amount of software development costs capitalized in future periods will be immaterial to our results of operations and financial position because the time period and the engineering effort required between demonstration of a product's economic and technological feasibility and the date of product release have been very short.

   Sales and marketing. Sales and marketing expenses increased 28% in fiscal 2000 compared with fiscal 1999. These expenses represented 38% and 42% of total revenues in fiscal 2000 and 1999, respectively. The fiscal 2000 increase in sales and marketing expenses reflected the additional personnel, commissions, and related costs required in sales and marketing departments to expand our sales channels, penetrate new markets, and increase our market share in core markets. The fiscal 2000 decrease in sales and marketing expenses as a percentage of total revenues reflected improved economies of scale.

   General and administrative. General and administrative expenses increased 39% in fiscal 2000 compared with fiscal 1999. General and administrative expenses represented 8% of total revenues in both fiscal 2000 and 1999. The fiscal 2000 increase in general and administrative expenses resulted from increased employee-related expenses associated with staffing requirements needed to support our expanding business.

   Amortization of goodwill, purchased intangibles, and deferred stock compensation. In fiscal 2000, we acquired ObjecTime Limited, which was accounted for under the purchase method of accounting. The goodwill and other intangibles are being amortized of their respective useful lives, which were determined to be from one to four years. The aggregate amortization of goodwill and purchased intangibles was $3.1 million in fiscal 2000.

   In connection with the grant of certain stock options to employees of Catapulse, a consolidated subsidiary of Rational during fiscal 2000, we recorded deferred compensation of $3.0 million in fiscal 2000, representing the difference between the deemed value of the Common Stock for accounting purposes and the exercise price of these options at the date of grant. The amortization of deferred stock based compensation associated with Catapulse was approximately $0.3 million in fiscal 2000.

   Charges for acquired IPR&D. In connection with the acquisition of ObjecTime Limited in fiscal 2000, we allocated $3.5 million of the purchase price to IPR&D projects. This allocation represented the estimated fair value based on discounted cash flows related to incomplete research and development projects. At the date of acquisition, the development of these projects had not reached technological feasibility. Accordingly, these costs were expensed as of the acquisition date. Management is primarily responsible for estimating the fair value of acquired IPR&D, which they also determined with the assistance of an independent appraiser. See Note 3 of Notes to Consolidated Financial Statements.

   At the acquisition date, ObjecTime Limited was a developer of visual design and code generation software tools used for development of embedded software. The projects under development at the valuation date represented next-generation products of ObjecTime Limited, which will include making the next releases compatible with Rational products. The technologies under development were on average approximately 60% complete.

   We allocated values to IPR&D based on the stage of development of each product, the time and resources needed to complete each product, and the expected income and associated risks. The value assigned to acquired IPR&D was determined by estimating the costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the products, and discounting the net cash flows to their present value. The revenue projection used to value the IPR&D was based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by ObjecTime Limited and its competitors. The resulting net cash flows from such products are based on management's estimates of cost of sales, operating expenses, and income taxes from such products.

   Aggregate revenues for the developmental ObjecTime Limited products were estimated to grow based on forecasted sales for the three years following introduction, assuming the successful completion and market acceptance of the major R&D programs. The estimated revenues for the in-process projects were expected to peak within three years of acquisition and then decline as other new products and technologies are expected to enter the market.

   The rate utilized to discount the net cash flows to their present value was based on an estimated cost of capital calculation. Due to the nature of the forecast and the risks associated with the projected growth and profitability of the developmental projects, a discount rate of 25% was considered appropriate for the IPR&D. This discount rate was commensurate with ObjecTime's stage of development and the uncertainties in the economic estimates described above.

   The estimates used by us in valuing IPR&D were based upon assumptions we believe to be reasonable but which are inherently uncertain and unpredictable. Our assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results. Any such variance may result in a material adverse effect on our financial condition and results of operations.

   Merger and integration costs. In fiscal 1999, we substantially completed certain elements of the organizational integration following the July 1997 Pure Atria merger. This consisted primarily of exiting certain non-strategic consulting activities, realignment of marketing activities, and consolidation of certain sales offices. In the December 1998 quarter, charges related to this activity, totaling approximately $3.3 million, were primarily for severance costs associated with employee terminations, and charges associated with facilities closures. These charges were offset by a reduction of previously accrued facilities expenses related to the Pure Atria merger totaling $4.5 million. The facilities expense reduction was due to greater-than-expected recoveries from subleasing. The net impact in fiscal 1999 was a merger and integration cost reduction of $1.2 million. The net cost reduction of $1.2 million is the result of ongoing assessment and estimation of costs associated with the prior combinations of Rational and other companies. Such assessment will continue until all related costs are incurred or determinable.

  Minority Interest

   In fiscal 2000, our subsidiary, Catapulse, incurred $4.2 million of operating expenses and earned $1.2 million of interest income on cash balances. Minority interest, net of tax, for fiscal 2000 was $1.1 million.

  Interest Expense

   Interest expense increased $4.1 million in fiscal 2000 compared with fiscal 1999. The increase in interest expense in fiscal 2000 was a result of the Convertible Subordinated Notes, which we sold and on which we began incurring interest expense for the last quarter of fiscal 2000. Interest expense incurred in fiscal 1999 related to interest on capital leases, which have since expired.

  Interest Income

   Interest income fluctuated as a result of operating results and the amount of cash available for investment in interest-bearing accounts. Interest income increased $4.2 million to $17.0 million in fiscal 2000. The increase in interest income in fiscal 2000 was due primarily to an increase in cash and cash equivalents as a result of annual operating income, the fourth quarter sale of Convertible Subordinated Notes and interest earned by Catapulse, offset by a reduction of cash used for repurchase of Company stock in the first half of the fiscal year, and an increase in tax exempt investments.

  Income Taxes

   The income tax provisions for fiscal 2000 and 1999 differ from tax computed at the federal statutory income tax rate due to the impact of nondeductible charges for acquired in-process research and development, goodwill, merger-related costs, and foreign losses resulting in no U.S. tax benefit, as well as foreign and state income taxes, offset by earnings permanently reinvested in offshore operations, the realized benefit of net operating loss carryforwards, and research credit carryforwards.

   Net undistributed earnings of the foreign subsidiaries considered permanently reinvested amounted to approximately $24.0 million at March 31, 2000. Accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

   As of March 31, 2000, we had net operating loss carryforwards for federal income tax purposes of approximately $83.0 million that expire in years 2001 through 2020. We also had tax credit carryforwards for federal and state purposes of approximately $7.5 million and $4.0 million, respectively, that expire in years 2001 through 2020, if not utilized. As a result of various public offerings and business combinations, some of our acquired entities experienced an ownership change as defined in Section 382 of the Internal Revenue Code. Due to the passing of time, our net operating loss carryforwards and tax credit carryforwards are no longer subject to limitation.

   Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on the weight of available evidence, we have provided a valuation allowance against certain foreign tax credit carryforwards and the future amortization of certain intangible assets. We will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

Liquidity and Capital Resources at March 31, 2001

   As of March 31, 2001, we had cash, cash equivalents, and short-term investments of $1.0 billion and working capital of $926.0 million. Net cash provided by operating activities for the period ended March 31, 2001, was composed primarily of net income plus noncash charges for depreciation and amortization, charges for acquired IPR&D, compensation expenses related to stock options and tax benefits from employee stock plans, and increases in accounts payable, accrued employee benefits and accrued expenses, income taxes payable and deferred revenues. These were offset primarily by the change in minority interest in the loss of Catapulse Inc., increases in accounts receivable, prepaid expenses and other assets, and decreases in accrued merger and integration expenses and net deferred tax liability. Total cash, cash equivalents, and short-term investments for the period ended March 31, 2000, was $906.3 million and working capital was $831.9 million. Net cash provided by operating activities for the period ended March 31, 2000, was composed primarily of net income plus noncash charges for depreciation and amortization, charges for acquired IPR&D, noncash merger and integration costs, tax benefits from employee stock plans, increases in accrued employee benefits and accrued expenses, income taxes payable, and deferred revenues and a decrease in deferred tax assets. These were offset primarily by increases in accounts receivable, and prepaid expenses and a decrease in accounts payable.

   Net cash used in investing activities resulted primarily from net purchases and maturities and sales of short-term investments of $177.9 million in fiscal 2001, $293.2 million in fiscal 2000, and $36.6 million in fiscal 1999, and expenditures for fixed assets and net changes in other assets of $76.2 million in fiscal 2001, $44.2 million in fiscal 2000, and $23.2 million in fiscal 1999. Net cash used for business and product acquisitions totaled
$11.5 million in fiscal 2001 and $13.2 million in fiscal 2000. See Notes 3 and 4 of Notes to Consolidated Financial Statements.

   Net cash provided by financing activities in fiscal 2001 resulted primarily from net proceeds from issuance of Common Stock under the employee stock plans of $44.5 million, reissuance of treasury stock under employee stock plans of $48.3 million, and proceeds received from minority investors in Catapulse of $1.6 million. This was offset by $54.2 million used to repurchase Common Stock. Net cash provided by financing activities in fiscal 2000 resulted primarily from net proceeds from the sale of Convertible Subordinated Notes of $484.6 million, issuance of Common Stock under the employee stock plans of $74.6 million, and proceeds received from minority investors in Catapulse of $25.6 million. This was offset by $61.4 million used to repurchase Common Stock. In fiscal 1999, net cash used in financing activities resulted primarily from $118.1 million used to repurchase Common Stock and $2.0 million used to decrease long-term debt, offset by $36.0 million received from issuance of Common Stock under the employee stock plans.

   In April 1998, the Board of Directors authorized the repurchase of up to
12.0 million shares of our Common Stock in the open market to be used for general corporate purposes. We completed that repurchase program during the September 1998 quarter. In October 1998, the Board of Directors authorized the repurchase of an additional 12.0 million shares of our Common Stock in the open market to be used for general corporate purposes. Through March 31, 2001, we had repurchased a total of 20.2 million shares of our Common Stock, including repurchases authorized in April 1998 and October 1998, for a total cash outlay of approximately $233.7 million. In April 2001, the Broad of Directors authorized the purchase of an additional 20.0 million shares of our Common Stock from time to time in the open market. Repurchases help offset dilution from stock issued under our stock option and stock purchase plans.

   In fiscal 2000, we completed an offering of 5% Convertible Subordinated Notes (the Notes), which mature on February 1, 2007. The interest on the Notes is payable on February 1 and August 1 of each year, commencing August 1, 2000. The Notes are convertible into shares of our Common Stock at any time prior to the close of business on the maturity date, unless previously redeemed, at a conversion price of $35.72 per share, subject to anti-dilution adjustments.

   We believe that expected cash flow from operations combined with existing cash, cash equivalents, and short-term investments will be sufficient to meet our cash requirements for the next 12 months and the foreseeable future.

ITEM 7(A)--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We are exposed to market risk, including changes in interest rates and currency exchange rates. To manage the volatility relating to these exposures, we employ established policies and procedures to manage our exposure to fluctuations in interest rates and changes in known or forecasted currency exchange rates.

Foreign Currency Risk

   A portion of our business is conducted in currencies other than the U.S. dollar. Changes in the value of major foreign currencies relative to the local or "functional" currency of our subsidiaries or us may adversely affect operating results. We enter into short-term forward foreign exchange contracts designed to mitigate the impact of foreign currency exchange rate fluctuations on balance sheet exposures denominated in currencies other than the "functional" currency. The total amount of these contracts is approximately offset by the underlying assets and liabilities denominated in nonfunctional currencies. Forward contracts are accounted for on a mark-to-market basis. Gains and losses on forward contracts are recognized in our Consolidated Statements of Operations when the related transactions being hedged are recognized or the contracts mature. Such contracts meet the criteria established in SFAS 52, "Foreign Currency Translation for Hedge Accounting Treatment." We are required to adopt SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" in fiscal 2002. Based on our current hedging activities and the effectiveness of our hedging programs experienced in fiscal 2001, the adoption of SFAS 133 is not expected to have a material impact on our financial position or results of operations. As we find it impractical to hedge all foreign currency exposures, we will continue to experience foreign currency gains and losses. We do not use derivative financial instruments for speculative trading purposes, nor do we hold or issue leveraged derivative financial instruments.

   At March 31, 2001 and 2000, we had outstanding forward exchange contracts, all having maturities of less than 90 days, to exchange various nonfunctional currencies for U.S. dollars or Euros in the aggregate contracted amounts (U.S. dollar equivalent) of $51.3 million and $47.1 million, respectively. The net gains and losses associated with all forward exchange contracts in fiscal 2001, 2000, and 1999 are not material to the our results of operations.

Interest Rate Risk

   Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. All our short-term investments are classified as available-for-sale and are recorded at amounts that approximate fair value based on quoted market prices at March 31, 2001 and 2000. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Realized gains and losses on sales of available-for-sale securities were immaterial for the years ended March 31, 2001 and 2000. Unrealized gains on available-for-sale securities are included in accumulated other comprehensive loss, which is a separate component of stockholders' equity, and totaled approximately $3.6 million, net of tax, at March 31, 2001. There were no significant unrealized holding gains or losses on such securities at March 31, 2000. Our Convertible Subordinated Notes were issued at a fixed interest rate and with fixed conversion rates and therefore do not expose us to the risk of earnings or cash flow loss due to change in market interest rates. The table below presents notional amounts and related weighted-average interest rates by year of maturity for our investment portfolio and long-term debt obligations at March 31, 2001:

                           2001      2002     2003     2004    2005   Thereafter   Total     Fair Value
                         --------  --------  -------  ------  ------- ---------- ----------  ----------
Cash equivalents
 Fixed rate............. $129,947        --       --      --       --        --  $  129,947  $  129,805
 Average rate...........     5.11%       --       --      --       --        --        5.11%
 Variable rate.......... $200,428        --       --      --       --        --  $  200,428  $  200,428
 Average rate...........     4.98%       --       --      --       --        --        4.98%
Short-term investments
 Fixed rate............. $205,976  $319,208  $57,610  $6,032       --        --  $  588,826  $  594,873
 Average rate...........     6.32%     6.24%    5.35%   5.31%      --        --        6.17%
Auction rate preferred
 Fixed rate............. $ 82,231        --       --      --       --        --  $   82,231  $   82,231
 Average rate...........     5.35%       --       --      --       --        --        5.35%
                         --------  --------  -------  ------  -------  --------  ----------  ----------
Total investments
 Securities............. $618,582  $319,208  $57,610  $6,032       --        --  $1,001,432  $1,007,337
                         ========  ========  =======  ======  =======  ========  ==========  ==========
 Average rate...........     5.50%     6.24%    5.35%   5.31%      --        --        5.71%
                         ========  ========  =======  ======  =======  ========  ==========
Long-term debt
 Fixed rate.............       --        --       --      --       --  $500,000  $  500,000  $  416,900
                         ========  ========  =======  ======  =======  ========  ==========  ==========
 Average rate...........       --        --       --      --       --      5.00%       5.00%
                         ========  ========  =======  ======  =======  ========  ==========

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Rational Software Corporation

   We have audited the accompanying consolidated balance sheets of Rational Software Corporation as of March 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rational Software Corporation at March 31, 2001 and 2000, and the consolidated results of its operations, and its cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young llp

Palo Alto, California
April 16, 2001

                         RATIONAL SOFTWARE CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                              March 31,
                                                        ----------------------
                                                           2001        2000
                                                        ----------  ----------
Assets
Current assets:
  Cash and cash equivalents............................ $  363,717  $  413,230
  Short-term investments...............................    677,104     493,081
  Accounts receivable, net of allowance for doubtful
   accounts of $3,317 and $3,259 in 2001 and 2000,
   respectively........................................    206,099     148,818
  Deferred tax assets..................................     16,727       9,384
  Prepaid expenses and other assets....................     21,902      10,671
                                                        ----------  ----------
    Total current assets...............................  1,285,549   1,075,184
Property and equipment, net............................    103,239      52,440
Goodwill and purchased intangibles, net................    294,824      54,064
Other assets, net......................................     25,711      44,088
                                                        ----------  ----------
    Total assets....................................... $1,709,323  $1,225,776
                                                        ==========  ==========
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable..................................... $   23,909  $    8,496
  Accrued employee benefits............................     68,624      49,290
  Income taxes payable.................................     30,788      24,323
  Other accrued expenses...............................     49,753      33,257
  Current portion of accrued merger and integration
   costs...............................................     19,970       5,147
  Deferred revenues....................................    166,531     122,813
                                                        ----------  ----------
    Total current liabilities..........................    359,575     243,326
Long-term deferred tax liabilities.....................     57,900          --
Convertible subordinated notes.........................    500,000     500,000
Long-term portion of accrued merger and integration
 costs.................................................     25,284         700
Other accrued liabilities..............................        310         968
                                                        ----------  ----------
    Total liabilities..................................    943,069     744,994
                                                        ----------  ----------
Minority interest......................................         --      24,475
                                                        ----------  ----------
Stockholders' equity:
  Common Stock, $0.01 par value, 500,000 shares
   authorized, 217,501 and 199,244 shares issued in
   2001 and 2000, respectively.........................      2,175       1,992
  Additional paid-in capital...........................  1,236,517     708,492
  Receivable from stockholders.........................       (645)         --
  Deferred stock compensation..........................   (272,256)     (2,763)
  Treasury stock, 15,541 and 18,758 shares in 2001 and
   2000, respectively..................................   (192,417)   (180,851)
  Retained earnings (Accumulated deficit)..............     11,445     (60,699)
  Accumulated other comprehensive loss.................    (18,565)     (9,864)
                                                        ----------  ----------
    Total stockholders' equity.........................    766,254     456,307
                                                        ----------  ----------
    Total liabilities and stockholders' equity......... $1,709,323  $1,225,776
                                                        ==========  ==========

                 See Notes to Consolidated Financial Statements

                         RATIONAL SOFTWARE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                     Year Ended March 31,
                                                  ----------------------------
                                                    2001      2000      1999
                                                  --------  --------  --------
Net product revenues............................. $477,726  $354,497  $259,335
Consulting and support revenues..................  337,209   217,693   152,481
                                                  --------  --------  --------
  Total revenues.................................  814,935   572,190   411,816
                                                  --------  --------  --------
Cost of product revenues.........................   32,817    27,297    22,020
Cost of consulting and support revenues..........   89,227    59,607    40,848
                                                  --------  --------  --------
  Total cost of revenues.........................  122,044    86,904    62,868
                                                  --------  --------  --------
Gross margin.....................................  692,891   485,286   348,948
                                                  --------  --------  --------
Operating expenses:
  Research and development expenses..............  183,509   102,565    71,869
  Sales and marketing expenses...................  330,128   220,529   172,448
  General and administrative expenses............   48,567    47,124    33,910
  Amortization of goodwill and purchased
   intangibles...................................   22,370     3,120        --
  Amortization of deferred stock based
   compensation..................................   14,020       281        --
  Charges for acquired in-process research and
   development...................................   15,822     3,529        --
  Merger and integration costs...................       --        --    (1,200)
                                                  --------  --------  --------
    Total operating expenses.....................  614,416   377,148   277,027
                                                  --------  --------  --------
Operating income.................................   78,475   108,138    71,921
Interest expense.................................   25,235     4,132        37
Interest income..................................   59,944    16,989    12,758
                                                  --------  --------  --------
  Income before income taxes.....................  113,184   120,995    84,642
Provision for income taxes.......................   56,363    36,765    25,393
Minority interest................................  (15,323)   (1,084)       --
                                                  --------  --------  --------
Net income....................................... $ 72,144  $ 85,314  $ 59,249
                                                  ========  ========  ========
Net income per share--basic...................... $   0.38  $   0.49  $   0.35
                                                  ========  ========  ========
Shares used in computing net income per share--
 basic...........................................  188,566   175,458   171,394
                                                  ========  ========  ========
Net income per share--diluted.................... $   0.35  $   0.45  $   0.32
                                                  ========  ========  ========
Shares used in computing net income per share--
 diluted.........................................  206,211   191,274   183,698
                                                  ========  ========  ========


                 See Notes to Consolidated Financial Statements

                         RATIONAL SOFTWARE CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                                     Retained    Accumulated
                     Common Stock  Additional  Receivable    Deferred                Earnings       Other         Total
                    --------------  Paid-In       From        Stock     Treasury   (Accumulated Comprehensive Stockholders'
                    Shares  Amount  Capital   Stockholders Compensation   Stock      Deficit)       Loss         Equity
                    ------- ------ ---------- ------------ ------------ ---------  ------------ ------------- -------------
Balance at March
31, 1998........... 177,950 $1,780 $  493,828       --             --   $  (1,340)  $(205,262)    $ (1,830)     $ 287,176
Exercise of common
stock options......   7,106     69     27,710       --             --          --          --           --         27,779
Issuance of common
stock under
Employee Stock
Purchase Plans.....   1,706     17      8,250       --             --          --          --           --          8,267
Tax benefit from
employee stock
plans..............      --     --     32,021       --             --          --          --           --         32,021
Treasury stock
repurchases........      --     --         --       --             --    (118,148)         --           --       (118,148)
Comprehensive
income:
 Cumulative
 translation
 adjustment........      --     --         --       --             --          --          --       (1,972)        (1,972)
 Net income........      --     --         --       --             --          --      59,249           --         59,249
                    ------- ------ ----------    -----      ---------   ---------   ---------     --------      ---------
   Total
   comprehensive
   income..........
Balance at March
31, 1999........... 186,762 $1,866 $  561,809       --             --   $(119,488)  $(146,013)    $ (3,802)     $ 294,372
Exercise of common
stock options......  10,488    105     64,527       --             --          --          --           --         64,632
Issuance of common
stock under
Employee Stock
Purchase Plans.....   1,252     13      9,923       --             --          --          --           --          9,936
Tax benefit from
employee stock
plans..............      --     --     36,825       --             --          --          --           --         36,825
Compensation
expense............      --     --        484       --             --          --          --           --            484
Deferred stock
compensation.......      --     --      3,044       --      $  (3,044)         --          --           --             --
Amortization of
deferred stock
compensation.......      --     --         --       --            281          --          --           --            281
Issuance of common
stock in
conjunction with
acquisition........     742      8     31,880       --             --          --          --           --         31,888
Treasury stock
repurchases........      --     --         --       --             --     (61,363)         --           --        (61,363)
Comprehensive
income:
 Cumulative
 translation
 adjustment........      --     --         --       --             --          --          --       (6,062)        (6,062)
 Net income........      --     --         --       --             --          --      85,314           --         85,314
                    ------- ------ ----------    -----      ---------   ---------   ---------     --------      ---------
   Total
   comprehensive
   income..........
Balance at March
31, 2000........... 199,244 $1,992 $  708,492       --      $  (2,763)  $(180,851)  $ (60,699)    $ (9,864)     $ 456,307
Exercise of common
stock options, net
of repurchases.....   5,293     53     36,657       --             --      42,640          --           --         79,350
Issuance of common
stock under
Employee Stock
Purchase Plans.....   1,007     11     13,403       --             --          --          --           --         13,414
Tax benefit from
employee stock
plans..............      --     --     85,857       --             --          --          --           --         85,857
Amortization of
deferred stock
compensation.......      --     --         --       --         14,020          --          --           --         14,020
Issuance of common
stock in
conjunction with
acquisitions.......  11,957    119    392,108    $(645)      (283,513)         --          --           --        108,069
Treasury stock
repurchases........      --     --         --       --             --     (54,206)         --           --        (54,206)
Comprehensive
income:
 Cumulative
 translation
 adjustment........      --     --         --       --             --          --          --      (12,277)       (12,277)
 Unrealized gain
 on investments....      --     --         --       --             --          --          --        3,576          3,576
 Net income........      --     --         --       --             --          --      72,144           --         72,144
                    ------- ------ ----------    -----      ---------   ---------   ---------     --------      ---------
   Total
   comprehensive
   income..........
Balance at March
31, 2001........... 217,501 $2,175 $1,236,517    $(645)     $(272,256)  $(192,417)  $  11,445     $(18,565)     $ 766,254
                    ======= ====== ==========    =====      =========   =========   =========     ========      =========
                    Comprehensive
                       Income
                    -------------
Balance at March
31, 1998...........
Exercise of common
stock options......
Issuance of common
stock under
Employee Stock
Purchase Plans.....
Tax benefit from
employee stock
plans..............
Treasury stock
repurchases........
Comprehensive
income:
 Cumulative
 translation
 adjustment........   $ (1,972)
 Net income........     59,249
                    -------------
   Total
   comprehensive
   income..........   $ 57,277
                    =============
Balance at March
31, 1999...........
Exercise of common
stock options......
Issuance of common
stock under
Employee Stock
Purchase Plans.....
Tax benefit from
employee stock
plans..............
Compensation
expense............
Deferred stock
compensation.......
Amortization of
deferred stock
compensation.......
Issuance of common
stock in
conjunction with
acquisition........
Treasury stock
repurchases........
Comprehensive
income:
 Cumulative
 translation
 adjustment........   $ (6,062)
 Net income........     85,314
                    -------------
   Total
   comprehensive
   income..........   $ 79,252
                    =============
Balance at March
31, 2000...........
Exercise of common
stock options, net
of repurchases.....
Issuance of common
stock under
Employee Stock
Purchase Plans.....
Tax benefit from
employee stock
plans..............
Amortization of
deferred stock
compensation.......
Issuance of common
stock in
conjunction with
acquisitions.......
Treasury stock
repurchases........
Comprehensive
income:
 Cumulative
 translation
 adjustment........   $(12,277)
 Unrealized gain
 on investments....      3,576
 Net income........     72,144
                    -------------
   Total
   comprehensive
   income..........   $ 63,443
                    =============
Balance at March
31, 2001...........

                 See Notes to Consolidated Financial Statements

                         RATIONAL SOFTWARE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                    Year Ended March 31,
                                                -------------------------------
                                                  2001       2000       1999
                                                ---------  ---------  ---------
Operating activities:
Net income....................................  $  72,144  $  85,314  $  59,249
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Charges for acquired in-process research and
   development................................     15,822      3,529         --
  Depreciation................................     25,374     18,860     14,285
  Amortization................................     30,617      7,570      4,480
  Compensation expense related to stock
   options....................................     14,020        765         --
  Tax benefit from employee stock plans.......     85,857     36,825     32,021
  Noncash merger and integration costs........         --      2,338      5,699
  Minority interest in loss of Catapulse
   Inc........................................    (15,323)    (1,084)        --
  Changes in operating assets and liabilities:
   Accounts receivable........................    (55,933)   (54,806)   (20,988)
   Prepaid expenses and other, net............    (11,050)    (1,040)    (1,937)
   Deferred tax...............................    (44,274)    13,497    (11,035)
   Other assets...............................     (9,182)        --         --
   Accounts payable...........................     14,470     (5,641)       586
   Accrued employee benefits and other accrued
    expenses..................................     34,831     31,209      1,418
   Income taxes payable.......................      6,017      4,671      4,393
   Accrued merger and integration expenses....    (18,965)       428    (32,106)
   Deferred revenues..........................     43,718     44,164     23,516
                                                ---------  ---------  ---------
Net cash provided by operating activities.....    188,143    186,599     79,581
                                                ---------  ---------  ---------

Investing activities:
Purchase of short-term investments............   (914,587)  (524,642)  (327,012)
Maturities and sales of short-term
 investments..................................    736,723    231,426    290,388
Purchases of property and equipment...........    (76,173)   (24,474)   (21,742)
Net changes in other investment assets........         --    (19,738)    (1,454)
Business combinations, net of cash acquired...    (11,478)   (13,208)        --
                                                ---------  ---------  ---------
Net cash used in investing activities.........   (265,515)  (350,636)   (59,820)
                                                ---------  ---------  ---------

Financing activities:
Principal payments under long-term debt and
 capital lease obligations....................         --         --     (1,951)
Net proceeds from sale of Convertible Notes...         --    484,600         --
Net proceeds from issuance of Common Stock....     44,512     74,568     36,046
Net proceeds from reissuance of treasury
 stock........................................     48,252         --         --
Purchases of treasury stock...................    (54,206)   (61,363)  (118,148)
Proceeds from minority investors in Catapulse
 Inc..........................................      1,578     25,559         --
                                                ---------  ---------  ---------
Net cash provided by (used in) financing
 activities...................................     40,136    523,364    (84,053)
                                                ---------  ---------  ---------
Effect of changes in foreign currency exchange
 rate on cash.................................    (12,277)    (6,062)    (1,972)
                                                ---------  ---------  ---------
Net increase (decrease) in cash and cash
 equivalents..................................    (49,513)   353,265    (66,264)
Cash and cash equivalents at beginning of
 year.........................................    413,230     59,965    126,229
                                                ---------  ---------  ---------
Cash and cash equivalents at end of year......  $ 363,717  $ 413,230  $  59,965
                                                =========  =========  =========

Supplemental disclosure of cash flow
 information:
Cash paid for income taxes....................  $   9,023  $   4,077  $   4,100
Cash paid for interest........................     24,842         --         --

Noncash investing and financing activities:
Unrealized gains on available-for-sale
 securities, net of taxes.....................  $   3,576         --         --
Deferred stock compensation...................    283,513      3,044         --
Common stock issued in connection with
 acquisitions.................................    391,582     31,888         --

                 See Notes to Consolidated Financial Statements

                         RATIONAL SOFTWARE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 2001

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

   The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

   Use of estimates. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   Revenue recognition. The Company recognizes revenues in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended. Revenues from software license agreements are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, and collectibility is probable. The Company uses the residual method to recognize revenues when a license agreement includes one or more elements to be delivered at a future date and evidence of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenues. If evidence of the fair value of one or more undelivered elements does not exist, revenues are deferred and recognized when delivery of those elements occurs or when fair value can be established. If the fee due from the customer is not fixed or determinable, revenues are recognized as cash is received from the customer, assuming all other revenue recognition criteria have been met. The Company considers all arrangements with payment terms longer than normal not to be fixed or determinable. Revenue arrangements with resellers are recognized when shipped to the end users.

   Services revenues include consulting services, post-contract customer support and training. Consulting revenues and the related cost of services are recognized on a time and materials basis; however, revenues from certain fixed-price contracts are recognized on the percentage of completion basis in accordance with AICPA SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," which involves the use of estimates. Actual results could differ from those estimates and, as a result, future gross margin on such contracts may be more or less than anticipated. The amount of consulting contracts recognized on a percentage of completion basis has not been material to date. Software maintenance agreements provide technical support and the right to unspecified upgrades on an if-and-when available basis. Post-contract customer support revenues are recognized ratably over the term of the support period (generally one year) and training and other service revenues are recognized as the related services are provided. The unrecognized portion of amounts paid in advance for licenses and services is recorded as deferred revenues.

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

                         RATIONAL SOFTWARE CORPORATION

                                March 31, 2001


   Earnings per share. Calculation of earnings per share is as follows (in thousands, except per share amounts) and reflects a two-for-one stock split in September 2000:

                                                          Year Ended March 31,
                                                         -----------------------
                                                          2001    2000    1999
                                                         ------- ------- -------
   Numerator:
   Net income..........................................  $72,144 $85,314 $59,249
                                                         ======= ======= =======
   Denominator:
   Denominator for basic net income per share--weighted
    average shares (weighted average shares outstanding
    during the period, excluding weighted average
    shares subject to repurchase)......................  188,566 175,458 171,394
   Weighted average shares subject to repurchase.......      774      --      --
   Incremental common shares attributable to shares
    issuable under employee stock plans (Treasury Stock
    Method)............................................   16,871  15,816  12,304
                                                         ------- ------- -------
   Denominator for diluted net income per share--
    weighted average shares and assumed conversions....  206,211 191,274 183,698
                                                         ======= ======= =======
   Net income per share--basic.........................  $  0.38 $  0.49 $  0.35
                                                         ======= ======= =======
   Net income per share--diluted.......................  $  0.35 $  0.45 $  0.32
                                                         ======= ======= =======

   The effect of options to purchase 6,397,529 and 302,036 shares of Common Stock was not included in the computation of the 2001 and 2000 diluted earnings per share, respectively, because the options' exercise price was greater than the average market price of common shares. The effect of converting 13,997,760 shares of Common Stock from outstanding Convertible Notes issued in 2000 was not included in diluted earnings per share because the assumed conversion would be anti-dilutive.

   Cash, cash equivalents, and short-term investments. Cash equivalents are highly liquid investments with original maturity dates of three months or less at the date of acquisition. Investments with maturity dates of greater than three months are considered to be short-term investments.

   All of the Company's short-term investments are classified as available-for-sale and are recorded at amounts that approximate fair value based on quoted market prices at March 31, 2001 and 2000. Unrealized holding gains and losses on available-for-sale securities, net of tax, are recorded in stockholders' equity. Realized gains or losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method.

   Property and equipment. The Company's property and equipment is recorded at cost and is depreciated over its useful life, which is generally three to seven years, using the straight-line method. The cost of furniture and equipment under capital leases is recorded at the lower of the present value of the minimum lease payments or the fair value of the asset and is amortized over the shorter of the term of the related lease or the estimated useful life of the asset. Leasehold improvements are depreciated over the remaining life of the lease.

   Long Lived Assets. In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company is required to review for impairment long-lived assets, certain identifiable intangibles, and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. The Company identifies and records impairment losses, as circumstances dictate, on

                         RATIONAL SOFTWARE CORPORATION

                                March 31, 2001

long-lived assets used in operations when events and circumstances indicate that the assets are impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of these assets. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business, a significant change in the benefits realized from the acquired business, or a significant change in the operations of the acquired business. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. The Company's long-lived assets consist primarily of purchased intangibles, goodwill and property and equipment. Changes in the economy, the business in which the Company operates, and the Company's own relative performance could change the assumptions used to evaluate the recovery of goodwill and purchased intangibles. The Company monitors the preceding factors to identify events or circumstances, which would cause the Company to test for impairment and revise its assumptions on the estimated recovery of goodwill and purchased intangibles. In management's opinion, no material impairment loss exists at March 31, 2001.

   Goodwill and purchased intangibles. Goodwill represents the excess purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair value. Purchased intangibles primarily represent developed and core technology, and assembled workforce. Goodwill and purchased intangibles are being amortized on a straight-line basis over their estimated useful lives, which range from one to four years. The Company reviews goodwill and purchased intangibles to assess recoverability from future operations using undiscounted cash flows. In management's opinion, no material impairment exists at March 31, 2001. Accumulated amortization of goodwill and other intangibles was $96.5 million and $65.8 million as of March 31, 2001 and 2000, respectively.

   Stock based compensation. The Company has elected to follow Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options, because the alternative fair value accounting provided for under SFAS 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. The Company generally grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant, and accordingly, no compensation expense is recorded. The Company recognizes compensation expense for those options granted with an exercise price less than the fair value of the underlying Common Stock at the date of grant.

   Fair value of financial instruments. The carrying values reported in the balance sheet for cash and cash equivalents and short-term investments approximate fair value. The fair value of short-term investments and long-term debt is based on quoted market prices. As of March 31, 2001, the quoted market value for long-term debt was approximately $416.9 million.

   Advertising costs. The Company expenses advertising costs as incurred. Advertising costs totaled $19.3 million, $10.1 million, and $6.6 million for the years ended March 31, 2001, 2000, and 1999, respectively.

   401(k) plan. The Company has a 401(k) Retirement Plan (the "Plan") that allows eligible employees to contribute up to 15% of their annual compensation to the Plan, subject to certain limitations. Starting July 1, 2000, the Company has matched employee contributions at a rate of 3% of salary, up to a maximum of $2,000. Employee contributions vest immediately, whereas the Company's matching contributions vest at a rate of 0% after the employee's first year of service, 50% after the second year of service and 100% after the third year of service. The Company recognized matching contribution expense of $2.5 million, $0, and $0 in fiscal 2001, 2000 and 1999, respectively.

                         RATIONAL SOFTWARE CORPORATION

                                March 31, 2001


   Reclassifications. Certain prior-year amounts have been reclassified to conform to current-year presentation.

   Derivatives. The Company uses short-term forward foreign exchange contracts to hedge a portion, but not all, of its firm commitments denominated in foreign currencies. The terms of currency instruments used for hedging purposes are generally consistent with the timing of the committed transactions being hedged. The purpose of the Company's foreign currency management is to mitigate the impact of foreign currency exchange rate fluctuations on balance sheet exposures denominated in currencies other than the " functional" currency. The total amount of these contracts is approximately offset by the underlying assets and liabilities denominated in nonfunctional currencies. Forward contracts are accounted for on a mark-to-market basis and are included in prepaid expenses and other assets on the Company's Consolidated Balance Sheets. Gains and losses on forward exchange contracts are recognized in the Company's Consolidated Statements of Operations when the related transactions being hedged are recognized or the contracts mature. As the Company finds it impractical to hedge all foreign currency exposures, the Company will continue to experience foreign currency gains and losses. The Company does not use derivative financial instruments for speculative trading purposes, nor does it hold or issue leveraged derivative financial instruments.

   Recent pronouncements. In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in either current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair value hedge transactions in which the Company is hedging changes in fair value of an asset, liability, or firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the fair value of the hedged item. For cash flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current earnings. The Company will adopt SFAS 133 in fiscal 2002. Adoption of SFAS 133 is not expected to have a material impact on the Company's consolidated financial statements.

   In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB 25." This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and
(d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation became effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occurred after either December 15, 1998 or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998 or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. As a result of the Company's adoption of this guidance in July 2000, the Company recorded approximately $295.0 million of deferred stock-based compensation in conjunction with the acquisitions of Catapulse Inc. and Attol Testware, of which $14.0 million was expensed in the current year.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," referred to as SAB 101. SAB 101 summarizes certain

                         RATIONAL SOFTWARE CORPORATION

                                March 31, 2001

of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B, "Second Amendment: Revenue Recognition in Financial Statements," to defer the effective date of the implementation of SAB 101 until the fourth quarter of fiscal 2001. The adoption of SAB 101 did not have a significant impact on earnings or the financial position of the Company.

   On February 14, 2001, the Financial Accounting Standards Board (FASB) issued a limited revision of its September 7, 1999 Exposure Draft, "Business Combinations and Intangible Assets," that proposes to significantly change the accounting for goodwill acquired in a purchase business combination. Under the revised proposal, goodwill would not be amortized but would be reviewed for impairment, using a complex methodology different from the original proposal, when an event occurs indicating the potential for impairment. Goodwill impairment charges would be presented as a separate line item with the operating section of the income statements. The nonamortization approach would apply to previously recorded goodwill as well as goodwill arising from acquisitions completed after the application of the new standard. Amortization of the remaining book value of goodwill would cease and the new impairment-only approach would apply. FASB expects to release the final Statement in July 2001.

2. Risks Due to Concentrations

   Concentrations of credit risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, and accounts receivable. The Company's investment policy limits its exposure to concentrations of credit risk for cash equivalents and short-term investments. The Company sells its products primarily to major corporations that develop software, and systems integrators that serve a wide variety of international markets. Collateral or deposits generally are not required from customers who demonstrate a positive credit record and sound financial condition. The Company maintains reserves for potential credit losses, and such losses have been within management's expectations. No single customer accounted for 10% or more of total revenues for all periods presented.

   International sales. International sales account for approximately 41%, 41% and 40% of the Company's revenues in fiscal 2001, 2000 and 1999, respectively, and the Company expects that international sales will continue to account for a significant portion of the Company's revenues in future periods. Any material adverse effect on the Company's international business would have a material adverse effect on the Company's financial statements. Also, the Company's international sales are generally denominated in foreign currencies. Losses on the conversion of foreign-denominated receivables into U.S. dollars may have a material adverse effect on the Company's financial statements.

   A portion of the Company's business is conducted in currencies other than the U.S. dollar. Changes in the value of major foreign currencies relative to the local, or "functional" currency of the Company or its subsidiaries may adversely affect operating results. The Company enters into short-term forward foreign exchange contracts designed to mitigate the impact of foreign currency exchange rate fluctuations on balance sheet exposures denominated in currencies other than the "functional" currency. The total amount of these contracts is approximately offset by the underlying assets and liabilities denominated in nonfunctional currencies. Forward contracts are accounted for on a mark-to-market basis. Gains and losses on forward contracts are recognized in the Company's Consolidated Statements of Operations when the related transactions being hedged are recognized or the contracts mature. Such contracts meet the criteria established in SFAS 52, "Foreign Currency Translation for Hedge Accounting Treatment." As the Company finds it impractical to hedge all foreign currency exposures, the Company will continue to experience foreign currency gains and losses. The Company does not use derivative financial instruments for speculative trading purposes, nor does it hold or issue leveraged derivative financial instruments.

                         RATIONAL SOFTWARE CORPORATION

                                March 31, 2001


   At March 31, 2001 and 2000, the Company had outstanding forward exchange contracts, all having maturities of less than 90 days, to exchange various nonfunctional currencies for U.S. dollars or Euros in the aggregate contracted amounts (U.S. dollar equivalent) of $51.3 million and $47.1 million, respectively. Three major U.S. multinational banks are counterparty to all these contracts. The gains and losses associated with all forward exchange contracts when combined with the gains and losses on the underlying exposures hedged in fiscal 2001, 2000, and 1999 were not material to the Company's results of operations.

3. Acquisitions

   Purchase of Catapulse Inc. On February 5, 2001, the Company completed the acquisition of the remaining outstanding shares of Catapulse Inc. (Catapulse) not already owned by Rational. Catapulse was a development stage company, which was developing a hosted development service to be delivered to users over the Internet. Under the terms of the definitive agreement, Rational issued 0.0825 shares of Rational Common Stock for each outstanding share of Catapulse capital stock at the time the acquisition was consummated. In addition, each outstanding convertible security of Catapulse, including options and other rights to purchase Catapulse Common Stock was assumed by Rational in the acquisition of the remaining shares and became exercisable for a number of shares of Rational Common Stock based on the fixed exchange ratio. In connection with this acquisition of the remaining shares, the Company acquired all of the outstanding shares of capital stock of Catapulse not already owned by Rational in exchange for 11,444,956 shares of the Company's Common Stock. In addition, options of Catapulse were converted into options to purchase approximately 1,018,740 shares of the Company's Common Stock.

   In December 1999, Rational invested $50.0 million in Catapulse, and Rational's investment represented approximately 37% of the voting power of the outstanding capital stock of Catapulse. In addition, two of Rational's officers represented an approximate additional 29% of the voting power of the outstanding capital stock of Catapulse. Catapulse's Board of Directors comprised five directors, four of whom served on Rational's Board of Directors. Also, in July 2000, Catapulse entered into agreements with Rational whereby Rational would develop and license technology, under Rational's intellectual property rights, to Catapulse for the products and services, which were to be provided to Catapulse's customers on an exclusive basis. Because of these factors, Rational exercised significant influence over Catapulse and as a result Catapulse has been consolidated into Rational for financial reporting purposes since December 1999, with outside ownership of Catapulse reflected as minority interest through February 5, 2001.

   The total purchase price of Catapulse, including acquisition-related costs of approximately $55.3 million, was approximately $445.2 million. The acquisition was accounted for under the purchase method of accounting and the total purchase price was allocated based on an independent appraisal as follows (in thousands):

   Acquired developed and core technology.......................... $  25,952
   Acquired contract...............................................     9,299
   Acquired in-process research and development (IPR&D)............    14,167
   Acquired assembled workforce....................................     5,822
   Acquired goodwill...............................................   201,480
   Deferred stock based compensation on unvested stock and stock
    options........................................................   288,762
   Net deferred tax liability......................................  (114,220)
   Net book value of acquired assets and liabilities which
    approximate fair value.........................................    13,931
                                                                    ---------
     Total purchase price.......................................... $ 445,193
                                                                    =========

                         RATIONAL SOFTWARE CORPORATION

                                March 31, 2001


   The purchase price allocation resulted in a $14.2 million charge related to the value of acquired IPR&D in the fourth quarter of fiscal 2001. The value of acquired IPR&D represents the appraised value of technology in the development stage that had not yet reached economic and technological feasibility. In reaching this determination, the Company used a present value net income approach, which computed the fair value of the subject asset based on a discounted cash flow analysis rate on the anticipated income stream of the related product revenues and considered, among other factors, the stage of development of each product and service offering, the time and resources needed to complete each product and service offering, and expected income and associated risks. The Company also used the present value net income method to allocate values to developed or core technology as well as an acquired contract. The rates utilized to discount the cash flows to their present value were based on an estimated cost of capital calculation. Due to the nature of the forecast and the risks associated with the projected growth and profitability of the developmental projects, the discount rates of 25%, 20%, and 15% were considered appropriate for IPR&D, developed or core technology and an acquired contract, respectively. The deferred stock based compensation, which relates to the intrinsic value of unvested stock options and restricted stock assumed in the acquisition, is presented as a reduction of stockholders' equity and is being amortized over the vesting period of the applicable options or restricted stock using the straight-line method. The acquired developed technology, acquired contract, assembled workforce and goodwill are being amortized on a straight-line basis over periods from two to four years, which are the estimated useful lives of these acquired assets. At March 31, 2001, cumulative amortization of goodwill, purchased intangibles and deferred stock based compensation associated with this acquisition totaled $22.9 million.

   The Company has formulated an exit plan effective at the date of the acquisition with respect to duplicate facilities, assets with no future economic benefit, relocation of key Catapulse employees to better align and integrate their responsibilities, as well as involuntary termination of certain Catapulse employees whose responsibilities were redundant or not deemed necessary. The exit plan has been initiated as of March 31, 2001, and is expected to be completed in fiscal 2002. Total severance pay, relocation costs, asset write-off, and lease cancellation costs of the plan, expected to be approximately $37.0 million, have been included in the purchase price allocation.

   Purchase of Attol Testware. On March 27, 2001, the Company completed the acquisition of Attol Testware (Attol). Attol was a France-based company that focused on testing of embedded software systems. Under the terms of the share purchase agreement, the Company acquired all of the outstanding shares of capital stock of Attol in exchange for approximately $12.3 million of cash and 466,006 shares of Rational Common Stock.

   The total purchase price of Attol, including acquisition-related costs of approximately $7.9 million, was approximately $30.3 million. The acquisition was accounted for under the purchase method of accounting and the total purchase price was allocated based on an independent appraisal as follows (in thousands):

   Acquired developed and core technology............................ $ 3,665
   Acquired IPR&D....................................................   1,655
   Acquired assembled workforce......................................     576
   Acquired customer base and trade name.............................     917
   Acquired goodwill.................................................  18,919
   Deferred stock based compensation on unvested stock and stock
    options..........................................................   6,276
   Net deferred tax liability........................................  (4,573)
   Net book value of acquired assets and liabilities which
    approximate fair value...........................................   2,820
                                                                      -------
     Total purchase price............................................ $30,255
                                                                      =======

                         RATIONAL SOFTWARE CORPORATION

                                March 31, 2001


   The purchase price allocation resulted in a $1.7 million charge related to the value of acquired IPR&D in the fourth quarter of fiscal 2001. The value of acquired IPR&D represents the appraised value of technology in the development stage that had not yet reached economic and technological feasibility. In reaching this determination, the Company used a present value net income approach and considered, among other factors, the stage of development of each product, the time and resources needed to complete each product, and expected income and associated risks. The Company also used the present value net income method to allocate values to developed technology and core technology. The rates utilized to discount the cash flows to their present value were based on an estimated cost of capital calculation. Due to the nature of the forecast and the risks associated with the projected growth and profitability of the developmental projects, the discount rates of 25%, 20%, and 15% were considered appropriate for IPR&D, core technology and developed technology, respectively. The deferred stock based compensation, which relates to the intrinsic value of unvested stock options and restricted stock assumed in the acquisition is presented as a reduction of stockholders' equity and is being amortized over the vesting period of the applicable options or restricted stock using the straight-line method. The developed technology, core technology, customer base, trade name and goodwill are being amortized on a straight-line basis over periods from two to four years, the estimated useful lives of these acquired assets. The amortization of deferred stock based compensation, goodwill and intangible assets associated with this acquisition will result in an aggregate quarterly charge of approximately $2.4 million in fiscal 2002. The results of Attol are included in consolidated results of operation from March 27, 2001.

   The Company has formulated an exit plan effective at the date of the acquisition with respect to assets with no future economic benefit and involuntary termination of certain Attol employees whose responsibilities were redundant or not deemed necessary. The exit plan has been initiated as of March 31, 2001, and will be completed in fiscal 2002. Total severance pay and asset write-off costs of the plan, expected to be approximately $405,000, have been included in the purchase price allocation.

   The following table presents unaudited pro forma consolidated results for the Company assuming the acquisitions of Catapulse and Attol were consummated as of the beginning of each period. The pro forma results have been adjusted to exclude the charges of IPR&D recorded in fiscal 2001 and include amortization of deferred stock based compensation and amortization of goodwill and purchased intangibles. This information may not necessarily be indicative of the future combined results of operations of the Company (in thousands, except per share amounts).

                                                            Year Ended March
                                                                   31,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
                                                               (Unaudited)
   Revenues................................................ $818,515  $575,096
   Net loss................................................  (20,788)  (25,704)
   Basic and diluted net loss per share.................... $  (0.10) $  (0.14)

   Purchase of ObjecTime Limited. On January 13, 2000, the Company completed the acquisition of ObjecTime Limited (OTL). OTL was a developer of visual design and code generation software tools used for development of embedded software. The Company acquired all outstanding shares of OTL capital stock in exchange for approximately $9.0 million in cash and 371,400 shares of the Company's Common Stock. The Company also assumed all outstanding options to purchase OTL Common Stock in exchange for options to purchase 358,546 shares of the Company's Common Stock. Prior to the consummation of this deal, the Company held a 19.9% ownership in OTL from an initial investment of approximately $9.0 million made in December 1997.

                         RATIONAL SOFTWARE CORPORATION

                                March 31, 2001


   The total purchase price of OTL, including the prior investment and acquisition-related costs of approximately $6.0 million, was approximately $58.8 million. The acquisition was accounted for under the purchase method of accounting and the total purchase price was allocated based on an independent appraisal as follows (in thousands):

   Acquired developed technology......................................  $ 1,610
   Acquired core technology...........................................    4,250
   Acquired IPR&D.....................................................    3,529
   Acquired workforce.................................................    1,427
   Acquired goodwill and other intangibles............................   45,151
   Net book value of acquired assets and liabilities which approximate
    fair value........................................................    2,865
                                                                        -------
     Total purchase price.............................................  $58,832
                                                                        =======

   The purchase price allocation resulted in a $3.5 million charge related to the value of acquired IPR&D in the fourth quarter of fiscal 2000. The value of acquired IPR&D represents the appraised value of technology in the development stage that had not yet reached economic and technological feasibility. In reaching this determination, the Company used a present value net income approach and considered, among other factors, the stage of development of each product, the time and resources needed to complete each product, and expected income and associated risks. The Company also used the present value net income method to allocate values to developed technology and core technology. The rates utilized to discount the cash flows to their present value were based on an estimated cost of capital calculation. Due to the nature of the forecast and the risks associated with the projected growth and profitability of the developmental projects, the discount rates of 25%, 20%, and 15% were considered appropriate for IPR&D, core technology and developed technology, respectively. The developed technology, core technology, goodwill, and other intangibles are being amortized on a straight-line basis over periods from one to four years, which are the estimated useful lives of these acquired assets. The results of OTL are included in consolidated results of operation from January 13, 2000.

   The Company formulated an exit plan effective at the date of the acquisition with respect to duplicate facilities, assets with no future economic benefit, relocation of key OTL employees to better align and integrate their responsibilities, and involuntary termination of certain OTL employees whose responsibilities were redundant or not deemed necessary. The exit plan was initiated in fiscal 2000, and was completed in fiscal 2001.

   The unaudited pro forma consolidated results for the Company had the acquisition been consummated at the beginning of each period, excluding the charge for acquired IPR&D recorded in fiscal 2000, are as follows (in thousands, except per share amounts):

                                                              Year Ended March
                                                                     31,
                                                              -----------------
                                                                2000     1999
                                                              -------- --------
                                                                 (Unaudited)
   Revenues.................................................. $581,701 $422,681
   Net income................................................   87,476   56,056
   Diluted net income per share.............................. $   0.91 $   0.61

                         RATIONAL SOFTWARE CORPORATION

                                March 31, 2001


4. Short-Term Investments

   The Company's short-term investments are as follows (in thousands):

                                                   March 31, 2001
                                      ----------------------------------------
                                                                     Estimated
                                               Unrealized Unrealized   Fair
                                        Cost     Gains      Losses     Value
                                      -------- ---------- ---------- ---------
   Bank certificates of deposit...... $  2,097   $    5      $ --    $  2,102
   U.S. treasury and agency
    obligations......................  158,794    1,899        --     160,693
   Municipal obligations.............  117,682      108       (10)    117,780
   Corporate securities..............  392,484    4,114       (69)    396,529
                                      --------   ------      ----    --------
     Total........................... $671,057   $6,126      $(79)   $677,104
                                      ========   ======      ====    ========

                                                   March 31, 2000
                                      ----------------------------------------
                                                                     Estimated
                                               Unrealized Unrealized   Fair
                                        Cost     Gains      Losses     Value
                                      -------- ---------- ---------- ---------
   Bank certificates of deposit...... $ 50,077    $ --       $ --    $ 50,077
   U.S. treasury and agency
    obligations......................  169,755      --         --     169,755
   Municipal obligations.............  126,376      --         --     126,376
   Corporate securities..............  146,873      --         --     146,873
                                      --------    ----       ----    --------
     Total........................... $493,081    $ --       $ --    $493,081
                                      ========    ====       ====    ========

   Realized gains and losses on sales of available-for-sale securities were immaterial for the years ended March 31, 2001 and 2000. Unrealized holding gains or losses, net of taxes, were included in accumulated other comprehensive loss, which is a separate component of stockholders' equity, and totaled approximately $3.6 million as of March 31, 2001. There were no significant unrealized holding gains or losses on such securities at March 31, 2000.

   Debt securities at March 31, 2001 and 2000, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations.

                                                                  March 31,
                                                              -----------------
                                                                2001     2000
                                                              -------- --------
   Short-term investments:
     Due in one year or less................................. $394,588 $243,357
     Due in one to five years................................  282,516  249,724
                                                              -------- --------
       Total................................................. $677,104 $493,081
                                                              ======== ========

                         RATIONAL SOFTWARE CORPORATION

                                March 31, 2001


5. Property and Equipment

   Property and equipment is as follows (in thousands):

                                                                 March 31,
                                                             ------------------
                                                               2001      2000
                                                             --------  --------
   Computer and office equipment............................ $112,957  $ 82,838
   Office furniture.........................................   21,413    13,957
   Leasehold improvements...................................   22,427    13,850
   Construction in progress.................................   21,088     5,687
                                                             --------  --------
                                                              177,885   116,332
   Accumulated depreciation and amortization................  (74,646)  (63,892)
                                                             --------  --------
   Net property and equipment............................... $103,239  $ 52,440
                                                             ========  ========

6. Accrued Merger and Integration Expenses

   Merger expenses consist principally of transaction fees for investment bankers, attorneys, accountants, financial printing, and other related charges. Integration costs include severance and other employee-related charges, elimination of redundant facilities, write-off of excess property and equipment and certain intangible assets, and other professional fees. Details of the merger and integration provisions recorded over the past three years are as follows (in thousands):

                                     Severance
                                     and Other     Asset
                                     Employee-  Write-Offs
                         Transaction  Related    and Lease
                            Costs     Charges  Cancellations  Other    Total
                         ----------- --------- ------------- -------  --------
Accrued as of March 31,
 1998...................  $  1,207    $ 8,344     $13,898    $ 4,445  $ 27,894
Change in estimate......    (1,078)      (668)     (4,585)     5,131    (1,200)
Noncash charges.........        --         --      (2,927)    (2,772)   (5,699)
Cash payments...........      (129)    (7,043)     (1,600)    (6,804)  (15,576)
                          --------    -------     -------    -------  --------
Accrued as of March 31,
 1999...................  $     --    $   633     $ 4,786    $    --  $  5,419
Provision recorded at
 acquisition of OTL.....     1,124      1,311       1,510      2,083     6,028
Noncash charges.........        --         --      (1,464)      (874)   (2,338)
Cash payments...........      (458)    (1,539)       (180)    (1,085)   (3,262)
                          --------    -------     -------    -------  --------
Accrued as of March 31,
 2000...................  $    666    $   405     $ 4,652    $   124  $  5,847
Provision recorded at
 acquisition of
 Catapulse and Attol....    15,290      5,987      31,430     10,450    63,157
Noncash charges.........        --     (4,784)     (1,342)    (1,027)   (7,153)
Cash payments...........   (13,873)      (651)     (1,859)      (214)  (16,597)
                          --------    -------     -------    -------  --------
Accrued as of March 31,
 2001...................  $  2,083    $   957     $32,881    $ 9,333  $ 45,254
                          ========    =======     =======    =======  ========

   Severance and other employee-related charges. As a result of the mergers, certain technical support, customer service, distribution, sales, marketing, and administrative functions were combined and reduced. Approximately 15, 29, and 26 employees were terminated in fiscal 2001, 2000, and 1999, respectively, as a result of this activity. The Company also committed to pay noncontingent retention bonuses, commissions, and relocation costs to other employees of the acquired companies, and these costs have been included in the accrual.

                         RATIONAL SOFTWARE CORPORATION

                                March 31, 2001


   Asset write-offs and lease cancellations. In connection with acquisitions, the Company has consolidated duplicate offices and written off certain assets with no future economic benefit. The accrual in merger and integration expenses includes lease payments resulting from the planned closure of these facilities, which are expected to continue through the lease term, or penalties associated with early termination of the leases. Certain intangibles that will have no benefit to the combined operations were written off. Redundant property and equipment were either disposed of or written down to their estimated net realizable value.

   Other. Other expenses specific to the Catapulse, Attol, and OTL acquisitions included costs associated with communication of the merger to employees, existing offices, and costs accrued to provide future support and maintenance for former Catapulse, Attol, and OTL customers.

7. Convertible Subordinated Notes

   During February 2000, Rational completed an offering of $500.0 million of Convertible Subordinated Notes (the "Notes"), to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended. Interest on the 5% Notes, which mature on February 1, 2007, is payable on February 1 and August 1 of each year, commencing August 1, 2000. The Notes are convertible into shares of Rational Common Stock at any time prior to the close of business on the maturity date, unless previously redeemed, at a conversion price of $35.72 per share, subject to anti-dilution adjustments. This is equivalent to a conversion rate of 27.9966 shares of Common Stock per $1,000 of principal amount due at maturity. The Notes are redeemable, in whole or in part, at the option of the Company on or after February 5, 2003, and upon at least 30 days', but no more than 60 days', notice. The redemption price, expressed as a percentage of principal plus accrued interest through the date of the redemption, is as follows for the 12-month periods beginning in February of the following years:

                                                                      Redemption
     Year                                                               Price
     ----                                                             ----------
     2003............................................................  102.857%
     2004............................................................  102.143%
     2005............................................................  101.429%
     2006............................................................  100.714%

   In the event of a change of control, as defined with respect to the Notes, each holder of the Notes may require the Company to repurchase its Notes, in whole or in part, for cash or, at the Company's option, for Common Stock (valued at 95% of the average last reported sale prices for the five trading days immediately preceding the repurchase date) at a repurchase price of 100% of the principal amount of the Notes to be repurchased, plus accrued interest to the repurchase date. The Notes are unsecured and subordinated in right of payment in full to all existing and future Senior Indebtedness of the Company. Expenses associated with the offering of approximately $15.4 million were deferred in other assets and are being amortized over the term of the Notes. The Company has reserved 13,997,760 shares of Common Stock for conversion of the Notes.

                         RATIONAL SOFTWARE CORPORATION

                                March 31, 2001


8. Commitments and Contingencies

   The Company leases its primary office space under operating leases. Rental expense for facilities was approximately $24.6 million, $15.1 million, and $12.3 million for the fiscal years ended March 31, 2001, 2000, and 1999, respectively. Estimated future rents from sublease agreements are $106,000 annually in both fiscal 2002 and 2003. Future minimum rental payments, net of sublease income, are as follows for the fiscal years indicated as of March 31 (in thousands):

     2002.............................................................. $ 36,470
     2003..............................................................   34,979
     2004..............................................................   32,047
     2005..............................................................   25,004
     2006..............................................................   16,294
     Thereafter........................................................   31,105
                                                                        --------
                                                                        $175,899
                                                                        ========

   As of March 31, 2001, the Company had letters of credit outstanding in the amount of $62,500, $4,161,447, and $256,784 guaranteeing certain rental payments at its office locations in Lexington, Massachusetts; Cupertino, California; and New York City, New York, respectively. In addition, the Company assumed a letter of credit with International Business Machines Corporation ("IBM") totaling $1,985,823 in connection with the Catapulse acquisition. As part of a strategic business alliance between Catapulse and IBM, IBM agreed to provide services to Catapulse in exchange for an upfront payment of $1,237,477 related to development work expected to occur through December 31, 2001, and monthly recurring fees of $661,941 commencing upon IBM's completion of the development work and continuing for 37 months. The monthly recurring fees are related to ongoing services to be provided by IBM. Catapulse may terminate the arrangement by paying a termination fee of up to $1,985,823. Catapulse was required under the arrangement to obtain a letter of credit in the amount of a minimum termination charge.

   Legal matters. The Company is not a party to any material legal proceedings. From time to time, the Company is subject to legal claims. Historically, the cost of resolution of the claims has not been significant. However, any adverse outcome to future lawsuits against the Company may result in a material adverse effect on the Company's financial condition.

9. Stockholders' Equity

   Stock split. The Company's Board of Directors authorized a two for one stock split of the Company's Common Stock for stockholders of record on August 17, 2000. The transfer agent distributed shares resulting from the stock split on September 5, 2000. All share and per-share numbers contained herein reflect this stock split. The Company Board also approved an increase in the Company's authorized shares of Common Stock to 500 million shares.

   Stock repurchase program. In April 1998, the Company's Board of Directors authorized the purchase of up to 12 million shares of the Company's Common Stock from time to time in the open market. The Company completed the repurchase of these 12 million shares by August 1998 for an aggregate cost of approximately $98.4 million. In October 1998, the Company's Board of Directors authorized the purchase of an additional 12 million shares. As of March 31, 2001, the Company had repurchased approximately 8.2 million shares of its Common Stock under this program for an aggregate cost of approximately $135.3 million.

                         RATIONAL SOFTWARE CORPORATION

                                March 31, 2001


   The stock repurchase program is intended to help offset the dilution resulting from shares issued under the Company's employee stock plans. The timing and size of any future stock repurchases are subject to market conditions, stock prices, and the Company's cash position and other cash requirements in the future.

   Stock options. The Company provides equity incentives to employees and directors by means of incentive stock options and nonstatutory options, which historically have been provided under various stock option plans. The Company now issues options from the 2000 Director Option Plan, the 1997 Stock Option Plan, and the 1997 Supplemental Plan. Stock options generally vest over a period of four years. Under these plans, the Company may grant either nonstatutory or incentive stock options, and the option price per share cannot be less than 85% of fair value in the case of nonstatutory options, or 100% of fair value in the case of incentive stock options, determined on the date that the option is granted. Under these plans, the Company has reserved 58,341,254 shares for issuance at March 31, 2001. Options generally expire 10 years from the date of grant.

   Activity under the plans including options assumed by the Company in mergers (adjusted for exchange ratios) is summarized as follows:

                                                       Options Outstanding
                                                    ---------------------------
                                         Shares                     Weighted
                                        Available                   Average
                                        for Grant     Options    Exercise Price
                                       -----------  -----------  --------------
     Balance at March 31, 1998........   1,428,328   35,134,852      $ 6.29
       Additional shares authorized...   8,900,000           --          --
       Granted........................ (12,277,874)  12,277,874        7.66
       Exercised......................          --   (7,105,694)       3.98
       Canceled.......................   7,966,482   (7,966,482)      10.20
       Expired or retired.............  (2,642,086)          --          --
                                       -----------  -----------      ------
     Balance at March 31, 1999........   3,374,850   32,340,550      $ 6.32
       Additional shares authorized...  36,728,264           --          --
       Granted........................ (17,613,354)  17,613,354       20.26
       Exercised......................          --  (10,496,602)       6.21
       Canceled.......................   2,159,546   (2,159,546)       9.46
       Expired or retired.............    (808,178)          --          --
                                       -----------  -----------      ------
     Balance at March 31, 2000........  23,841,128   37,297,756      $12.55
       Additional shares authorized...   8,360,713           --          --
       Granted and assumed............ (20,202,592)  20,202,592       42.46
       Exercised......................          --  (10,634,530)       6.71
       Canceled.......................   1,675,644   (1,675,644)      22.08
       Expired or retired.............    (523,813)          --          --
                                       -----------  -----------      ------
     Balance at March 31, 2001........  13,151,080   45,190,174      $26.96
                                       ===========  ===========      ======

   In April 1998, the Company entered into agreements with certain executive officers to reprice (at the closing price for the Company's Common Stock on April 2, 1998, of $6.69) employee stock options for an aggregate of approximately 3.4 million shares of Common Stock. All employees participating in the repricing agreed to certain limitations on the disposition of repriced options.

   In connection with the acquisitions of Catapulse and Attol in fiscal 2001, and pursuant to FIN 44, the Company recorded approximately $295.0 million of deferred compensation relating to the unvested stock options

                         RATIONAL SOFTWARE CORPORATION

                                March 31, 2001

and restricted stock assumed in the acquisitions (see Note 3). Deferred compensation recorded in connection with the Catapulse acquisition was reversed for options canceled or forfeited. The amortization of deferred stock based compensation in connection with Catapulse and Attol was approximately $14.0 million during fiscal 2001. In fiscal 2000 the Company recorded deferred stock compensation of approximately $3.0 million representing the difference between the exercise price and the deemed fair value of Catapulse, the results of which were consolidated with Rational's results, Common Stock on the date such stock options were granted. The Company also recorded amortization of deferred stock based compensation of approximately $0.3 million in fiscal 2000. Amortization of deferred stock based compensation is allocable as follows (in thousands):

                                                              Year Ended March
                                                                     31,
                                                              -----------------
                                                               2001   2000 1999
                                                              ------- ---- ----
     Research and development................................ $ 3,645 $281 $ --
     Sales and marketing.....................................   5,608   --   --
     General and administrative..............................   4,767   --   --
                                                              ------- ---- ----
       Total................................................. $14,020 $281 $ --
                                                              ======= ==== ====

   At March 31, 2000, the Company had approximately $2.8 million of remaining unamortized deferred compensation. Additionally, as a result of accelerating the vesting period on certain stock options, the Company recorded compensation expense of $484,000, which was included in general and administrative expenses.

   At March 31, 2001, options to purchase 12,698,627 shares of Common Stock were exercisable and unrestricted at a weighted average exercise price of $14.75. At March 31, 2001, the range of options outstanding and exercisable was as follows:

                                                             Options Exercisable
                                Options Outstanding            and Unrestricted
                       ------------------------------------- --------------------
                                   Weighted Average Weighted             Weighted
                                      Remaining     Average              Average
        Range of         Shares      Contractual    Exercise   Number    Exercise
     Exercise Prices   Outstanding   Life (years)    Price   Exercisable  Price
     ---------------   ----------- ---------------- -------- ----------- --------
     $0.0009-$5.56      6,921,473        6.36        $ 4.75   4,671,997   $ 4.48
      $5.59-$11.97      4,936,983        7.11          8.54   2,564,896     8.03
     $12.00-$15.38      5,022,682        8.33         14.88   1,663,063    14.73
     $15.56-$25.78      2,900,622        8.60         21.57     789,073    21.75
     $26.16-$26.16      6,028,273        8.84         26.16   1,233,373    26.16
     $27.00-$33.88      4,520,230        9.52         28.80     807,537    30.99
     $34.81-$47.41      3,414,423        9.35         39.87      96,630    38.06
     $48.92-$48.92      5,591,648        9.54         48.92     532,431    48.92
     $49.21-$54.63      4,992,340        9.56         50.73     335,888    50.12
     $57.22-$67.75        861,500        9.48         64.03       3,739    60.24
                       ----------        ----        ------  ----------   ------
                       45,190,174        8.48        $26.96  12,698,627   $14.75
                       ==========        ====        ======  ==========   ======

   At March 31, 2000, options to purchase 11,009,876 shares of Common Stock were exercisable and unrestricted at a weighted average exercise price of $6.63. At March 31, 1999, options to purchase 9,744,994 shares of Common Stock were exercisable and unrestricted at a weighted average exercise price of $5.83.

   Employee Stock Purchase Plans. During fiscal 1999, all remaining shares previously approved by the stockholders for the "1994 Employee Stock Purchase Plan" were issued. In July 1998, shareholders approved

                         RATIONAL SOFTWARE CORPORATION

                                March 31, 2001

the "1998 Employee Stock Purchase Plan" with an initial 4 million shares reserved. Under both plans, substantially all employees may purchase Common Stock through payroll deductions at a price equal to 85% of the lower of fair values as of the date of the employee's entrance into the plan or the end of each six-month purchase period. Employees may elect to have up to 10% of their compensation withheld to purchase company stock, with a value not to exceed $25,000 in any calendar year. During fiscal 2001, approximately
1,006,906 shares were issued under the plans.

   Stock based compensation. Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123 for awards granted or modified after December 31, 1994, as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value of the Company's stock-based awards to employees was estimated using a Black-Scholes option-pricing model. The Black-Scholes model requires the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividends and the following weighted average assumptions:

                                                       Year Ended March 31,
                                                   -----------------------------
                                                   Stock Options       ESPP
                                                   -------------- --------------
                                                   2001 2000 1999 2001 2000 1999
                                                   ---- ---- ---- ---- ---- ----
     Expected life (in years)..................... 3.27 3.60 3.35 0.49 0.62 0.60
     Expected volatility.......................... 0.98 0.76 0.72 0.91 0.74 0.67
     Risk-free interest rate...................... 5.63 6.10 5.21 5.51 5.61 5.15

   For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is amortized over the options' vesting period (for options) and the six-month purchase period (for stock purchases under the
ESPP). The Company's pro forma information is as follows (in thousands, except for per share amounts):

                                                       Year Ended March 31,
                                                     --------------------------
                                                       2001      2000    1999
                                                     ---------  ------- -------
     Net income (loss):
       As reported.................................. $  72,144  $85,314 $59,249
       Pro forma....................................  (147,460)  20,089  13,635
     Basic net income (loss) per share:
       As reported.................................. $    0.38  $  0.49 $  0.35
       Pro forma....................................     (0.78)    0.11    0.08
     Diluted net income (loss) per share:
       As reported.................................. $    0.35  $  0.45 $  0.32
       Pro forma....................................     (0.78)    0.11    0.07

   The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards made prior to 1995. Additional awards in future years are anticipated.

   The weighted average fair value of options granted at market value during fiscal 2001, 2000, and 1999 was $28.25, $12.02, and $3.88 per share, respectively. The weighted average fair value of employee stock purchase rights during fiscal 2001, 2000, and 1999 was $18.49, $5.20, and $2.41 per share, respectively.

                         RATIONAL SOFTWARE CORPORATION

                                March 31, 2001


10. Income Taxes

   Income before income taxes and the provision for income taxes consist of the following (in thousands):

                                                           March 31,
                                                   ----------------------------
                                                     2001      2000      1999
                                                   --------  --------  --------
     Income before income taxes:
       United States.............................  $ 29,572  $ 68,072  $ 51,372
       Foreign...................................    83,612    52,923    33,270
                                                   --------  --------  --------
           Total.................................  $113,184  $120,995  $ 84,642
                                                   --------  --------  --------
     Provision for income taxes:
       Current:
         Federal.................................  $    184  $     --  $  1,469
         State...................................        52        56     3,120
         Foreign.................................    14,346     8,656     3,904
                                                   --------  --------  --------
           Total.................................  $ 14,582  $  8,712  $  8,493
                                                   --------  --------  --------
       Deferred:
         Federal.................................  $(34,552) $ (8,498) $(13,858)
         State...................................    (9,524)     (274)   (1,263)
                                                   --------  --------  --------
           Total.................................  $(44,076) $ (8,772) $(15,121)
                                                   --------  --------  --------
     Income tax benefits attributable to employee
      stock plan activity allocated to
      stockholders' equity.......................  $ 85,857  $ 36,825  $ 32,021
                                                   --------  --------  --------
       Total.....................................  $ 56,363  $ 36,765  $ 25,393
                                                   ========  ========  ========

   The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate as a result of the following differences (in thousands):

                                                      Year Ended March 31,
                                                    --------------------------
                                                      2001     2000     1999
                                                    --------  -------  -------
     Income tax provision at the federal statutory
      rate........................................  $ 39,614  $42,348  $29,625
     State income taxes, net of federal benefit...     6,343    4,781    5,502
     Tax benefit of net operating loss
      carryforwards...............................        --       --   (7,027)
     Tax benefit of research credit
      carryforwards...............................    (9,108)  (6,336)  (3,000)
     Nondeductible charges for acquired in-process
      research and development, and goodwill......     7,897    2,285       --
     Foreign taxes in excess of U.S. statutory
      rates.......................................     4,600      603    1,333
     Foreign earnings permanently reinvested in
      foreign operations..........................   (16,100)  (8,400)      --
     Nondeductible losses attributable to
      Catapulse Inc...............................    14,836    1,047       --
     Foreign losses not resulting in a U.S. tax
      benefit.....................................     4,121    1,077       --
     Change in valuation allowance................     3,245       --   (1,474)
     Other........................................       915     (640)     434
                                                    --------  -------  -------
       Total......................................  $ 56,363  $36,765  $25,393
                                                    ========  =======  =======

                         RATIONAL SOFTWARE CORPORATION

                                March 31, 2001


   Significant components of the Company's deferred tax assets are as follows (in thousands):

                                                                March 31,
                                                            -------------------
                                                              2001       2000
                                                            ---------  --------
     Deferred tax assets:
       Net operating loss carryforwards.................... $  24,593  $ 31,939
       Tax credit carryforwards............................    20,352    10,052
       Allowances, reserves, and accrued expenses..........    18,645    10,943
       Property and equipment..............................     2,331        --
       Intangibles and capitalized expenses................    76,280     6,699
       Other...............................................     2,365     1,466
                                                            ---------  --------
         Gross deferred tax assets.........................   144,566    61,099
         Less valuation allowance..........................   (27,009)   (8,517)
                                                            ---------  --------
         Total deferred tax assets.........................   117,557    52,582
                                                            ---------  --------
     Deferred tax liabilities:
       Unrealized investment gains.........................    (2,330)       --
       Unremitted earnings of foreign subsidiaries.........   (17,485)  (12,848)
       Acquired intangibles................................  (135,788)   (2,651)
       Property and equipment..............................        --    (1,408)
       Other...............................................    (3,127)       --
                                                            ---------  --------
         Total deferred tax liabilities....................  (158,730)  (16,907)
                                                            ---------  --------
     Net deferred tax assets (liabilities)................. $ (41,173) $ 35,675
                                                            =========  ========

   The valuation allowance increased by $18.5 million and decreased by $2.6 million in 2001 and 2000, respectively. In 2001, the $18.5 million increase was primarily attributable to capitalized research and development expenses. In 2000, the $2.6 million decrease was primarily attributable to previously unbenefited research and development tax credits.

   Net undistributed earnings of the foreign subsidiaries considered permanently reinvested amounted to approximately $70.0 million at March 31, 2001. Accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

   SFAS No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on the weight of available evidence, the Company has provided a valuation allowance against the future amortization of certain intangible assets. The Company will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

   At March 31, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $74.0 million that expire in 2002 through 2021. The Company also had tax credit carryforwards for federal and state purposes of approximately $15.0 million and $5.0 million, respectively, that expire in 2002 through 2021, if not utilized. As a result of various public offerings and business combinations, the Company and some of its acquired entities experienced an ownership change as defined in Section 382 of the Internal Revenue Code. Due to the passing of time, the Company's net operating loss carryforwards and tax credit carryforwards are no longer subject to limitation.

                         RATIONAL SOFTWARE CORPORATION

                                March 31, 2001


11. Segment Information

   The Company adopted SFAS 131 for the fiscal year ended March 31, 1999. The Company's software products and related services are developed and marketed to support heterogeneous environments in a broad customer base. Management uses one measurement of profitability for its business within a single operating segment. The Company markets its software products and related services in the United States, Europe, and other parts of the world.

   Geographic revenues and long-lived asset information are as follows (in thousands):

                                                         Year Ended March 31,
                                                      --------------------------
                                                        2001     2000     1999
                                                      -------- -------- --------
     Revenues:
       United States................................. $479,923 $339,116 $246,650
       Europe........................................  221,341  167,507  121,848
       Asia/Pacific..................................   79,110   45,906   26,207
       Other.........................................   34,561   19,661   17,111
                                                      -------- -------- --------
       Consolidated.................................. $814,935 $572,190 $411,816
                                                      ======== ======== ========
     Long-lived assets:
       United States................................. $255,800 $ 87,272 $ 60,178
       Europe........................................  123,781    6,816    6,117
       Asia/Pacific..................................    5,128    3,273    3,102
       Other.........................................   39,065   53,231      305
                                                      -------- -------- --------
       Consolidated.................................. $423,774 $150,592 $ 69,702
                                                      ======== ======== ========

   "Other" represents Canada and Latin America regions. Export sales out of the U.S. have been made primarily to customers in Europe, Australia, and Canada and represent less than 10% of U.S. revenues in all periods.

12. Subsequent Events

   Stock repurchase program. In April 2001, the Company's Board of Directors authorized the purchase of an additional 20 million shares of the Company's Common Stock from time to time in the open market.

   Stock options. In April 2001, the Company's Board of Directors approved an increase of the aggregate number of shares of Common Stock available for issuance under the 1997 Supplemental Plan from 700,000 shares to 15.7 million shares.

   Workforce reduction. In April 2001, the Company announced that it would reduce its workforce by approximately 10 percent, or a total of approximately 400 positions affecting all parts of the organization. These actions will result in an estimated charge to the quarter ended June 2001 of approximately $15 million to $20 million, which includes severance and other employee-related charges and write-offs of excess property and equipment.

                         RATIONAL SOFTWARE CORPORATION

                                March 31, 2001


13. Quarterly Information (Unaudited)

   The following table presents unaudited quarterly operating results for each of the Company's eight quarters in the two-year period ended March 31, 2001 (in thousands, except per share amounts):

                                                  Quarter Ended
                                    ------------------------------------------
                                    June 30  September 30 December 31 March 31
                                    -------- ------------ ----------- --------
     Fiscal 2001:
       Total revenues.............. $170,297   $187,501    $215,457   $241,680
       Gross margin................  145,633    158,625     182,698    205,935
       Operating income............   22,584     19,251      28,671      7,699
       Net income..................   19,361     19,689      26,533      6,561
       Net income per share--
        basic......................     0.11       0.11        0.14       0.03
       Net income per share--
        diluted....................     0.10       0.10        0.13       0.03

     Fiscal 2000:
       Total revenues.............. $117,423   $128,161    $146,187   $180,419
       Gross margin................   99,800    109,165     124,218    152,103
       Operating income............   17,823     24,396      31,855     34,064
       Net income..................   14,693     19,325      25,380     25,916
       Net income per share--
        basic......................     0.08       0.11        0.14       0.14
       Net income per share--
        diluted....................     0.08       0.10        0.13       0.13

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by Item 10 of Form 10-K with respect to our directors is incorporated by reference from the information contained in the section entitled "Election of Directors" in our proxy statement for the 2001 annual meeting of stockholders, a copy of which will be filed with the Securities and Exchange Commission before the meeting date. The information required by Item 10 with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the information contained in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement for the 2001 annual meeting of stockholders. For information with respect to our executive officers, see the section entitled "Executive Officers" located in Part I of this report.

ITEM 11--EXECUTIVE COMPENSATION

   The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the sections entitled "Executive Compensation," "Board Member Compensation," "Compensation Committee Interlocks and Insider Participation," "Compensation Committee Report," and "Performance Graph" in our proxy statement for the 2001 annual meeting of stockholders.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section entitled "Beneficial Ownership of Common Stock" in our proxy statement for the 2001 annual meeting of stockholders.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the section entitled "Certain Relationships and Related Transactions" in our proxy statement for the 2001 annual meeting of stockholders.

                                    PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS

   See Item 8 of this report.

2. FINANCIAL STATEMENT SCHEDULES

   See Item 14(d) of this report.

3. EXHIBITS

  Exhibit
    No.    Description of Exhibits
 --------- -----------------------
  2.1(1)   Amended and Restated Agreement and Plan of Reorganization dated as of November 27, 2000, by and among the Registrant, Catapulse Inc., and certain other parties.
  3.1(2)   Certificate of Incorporation of the Registrant, as amended.
  3.2(3)   Amendment to Certificate of Incorporation of the Registrant.
  3.3(4)   Bylaws of the Registrant, as amended.
  4.1      Reference is made to Exhibits 3.1, 3.2, and 3.3.
  4.2(5)   Specimen Common Stock Certificate.
  4.3(4)   Indenture by and between Registrant and State Street Bank and Trust
           Company of California, N.A., dated as of February 2, 2000, with respect to 5% Convertible Subordinated Notes due February 1, 2007.
  4.4(4)   Registration Rights Agreement of the Registrant, dated as of
           February 2, 2000, with respect to 5% Convertible Subordinated Notes due February 1, 2007.
  4.5(6)   Registration Rights Agreement by and among the Registrant and selling stockholders of Attol Testware.
 10.1(2)   *Relocation Agreement with David H. Bernstein.
 10.2(7)   *Form of Employment Agreement.
 10.3(7)   *Form of Employment Agreement with Registrant's Chief Executive
           Officer.
 10.4(7)   *Form of Stock Option Repricing Agreement.
 10.5(8)   *Form of Director and Officer Indemnification Agreement.
 10.6(9)   *Rational Software Corporation Stock Option Plan for Directors.
 10.7(10)  *Form of Stock Option Agreements for the Rational Software
           Corporation Stock Option Plan for Directors.
 10.8(11)  Agreement and Plan of Acquisition and Arrangement by and among the
           Registrant, Rational International, 3037936 Nova Scotia Company,
           1386501 Ontario Limited, 1386503 Ontario Limited, and ObjecTime
           Limited.
 10.9(12)  *1997 Stock Plan.
 10.10(13) *1998 Employee Stock Purchase Plan.
 10.11     *1998 Indian Stock Option Plan.
 10.12(14) *2000 Director Option Plan.
 10.13(15) *1997 Supplemental Stock Plan.
 10.14(1)  *Form of Restricted Stock and Lock-up Agreement by and between the
           Registrant and certain executive officers of the Registrant.
 10.15(16) *Bonus Agreement between the Registrant and Kevin J. Haar.
 10.16(16) *Relocation Loan Agreement between the Registrant and Kevin J. Haar.
 10.17(16) *Pledge Agreement between the Registrant and Kevin J. Haar.

 Exhibit
   No.   Description of Exhibits
 ------- -----------------------
 10.18   *Relocation Agreement between the Registrant and David H. Bernstein.
 10.19   *Promissory Note between the Registrant and David H. Bernstein.
 10.20   *Stand-Alone Stock Option Agreement between the Registrant and Michael
         T. Devlin.
 10.21   *Security Agreement between the Registrant and Allison R. Schleicher.
 21.1    Subsidiaries of the Registrant.
 23.1    Consent of Ernst & Young LLP, independent auditors.
 24.1    Power of Attorney (contained on signature page of this report).

--------
 (1) Incorporated by reference to the Registrant's registration statement on Form S-4 (File No. 333-51940) filed with the SEC on December 15, 2000, as amended on January 2, 2001.

 (2) Incorporated by reference to the Registrant's quarterly report on Form 10-Q filed with the SEC on November 14, 1997.

 (3) Incorporated by reference to the Registrant's quarterly report on Form 10-Q filed with the SEC on November 13, 2000.

 (4) Incorporated by reference to the Registrant's annual report on Form 10-K filed with the SEC on May 1, 2000.

 (5) Incorporated by reference to the Registrant's Amendment No. 1 to its Form S-3 registration statement (File No. 33-91740) filed with the SEC on May 31, 1995.

 (6) Incorporated by reference to the Registrant's registration statement on Form S-3 filed with the SEC on April 10, 2001.

 (7) Incorporated by reference to the Registrant's annual report on Form 10-K filed with the SEC on June 1, 1998.

 (8) Incorporated by reference to the Registrant's registration statement on Form S-4 (File No. 333-19669) filed with the SEC on January 13, 1997, as amended on January 17, 1997.

 (9) Incorporated by reference to the Registrant's current report on Form 8-K filed with the SEC on October 2, 1996.

(10) Incorporated by reference to the Registrant's registration statement on Form S-8 (File No. 33-97042) filed with the SEC on September 18, 1995.

(11) Incorporated by reference to the Registrant's current report on Form 8-K filed with the SEC on January 21, 2000.

(12) Incorporated by reference to the Registrant's registration statement on Form S-8 filed with the SEC on October 15, 1999.

(13) Incorporated by reference to the Registrant's registration statement on Form S-8 filed with the SEC on January 22, 1999.

(14) Incorporated by reference to the Registrant's registration statement on Form S-8 filed with the SEC on November 13, 2000.

(15) Incorporated by reference to the Registrant's registration statement on Form S-8 filed with the SEC on May 14, 2001.

(16) Incorporated by reference to the Registrant's current report on Form 10-Q filed with the SEC on January 30, 2001.

  * Indicates those exhibits that are management contracts or compensatory plans or arrangements required to be filed as an exhibit to this form.

(b) REPORTS ON FORM 8-K

   On February 9, 2001, the Company filed Form 8-K, reporting under Item 2, regarding the closing of the acquisition of all of the remaining outstanding shares of Catapulse Inc. not already owned by Rational.

(c) EXHIBITS

   See Item 14(a)(3) of this report.

(d) FINANCIAL STATEMENT SCHEDULES

   The following financial statement schedule of the Company for each of the years ended March 31, 2001, 2000, and 1999, is filed as part of this Form 10-K and should be read in conjunction with the consolidated financial statements and related notes thereto of the Company.

                         RATIONAL SOFTWARE CORPORATION

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                  Years Ended March 31, 2001, 2000, and 1999
                                (in thousands)

                                       Balance at                       Balance
                                       Beginning                        at End
                                       of Period  Additions Deductions of Period
                                       ---------- --------- ---------- ---------
March 31, 2001
  Allowance for doubtful accounts.....   $3,259     $589      $(531)    $3,317
March 31, 2000
  Allowance for doubtful accounts.....   $3,226     $287      $(254)    $3,259
March 31, 1999
  Allowance for doubtful accounts.....   $3,638     $ --      $(412)    $3,226

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

                                          Rational Software Corporation

Date: June 18, 2001           /s/ Timothy A. Brennan
                     ----------------------------------------
                                 Timothy A. Brennan,
                               Senior Vice President,
                       Chief Financial Officer, and Secretary

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

             Signature                           Title                    Date
             ---------                           -----                    ----

         /s/ Paul D. Levy            Founder and Chairman of the     June 18, 2001
____________________________________ Board
             Paul D. Levy

      /s/ Michael T. Devlin          Founder, Chief Executive        June 18, 2001
____________________________________ Officer, and Director
          Michael T. Devlin

       /s/ Thomas F. Bogan           President and Chief             June 18, 2001
____________________________________ Operating Officer
           Thomas F. Bogan

      /s/ Timothy A. Brennan         Senior Vice President, Chief    June 18, 2001
____________________________________ Financial Officer, and
          Timothy A. Brennan          Secretary (principal
                                      financial officer and
                                      principal accounting
                                      officer)

       /s/ Leslie G. Denend          Director                        June 18, 2001
____________________________________
           Leslie G. Denend

       /s/ John E. Montague          Director                        June 18, 2001
____________________________________
           John E. Montague

    /s/ Allison R. Schleicher        Director                        June 18, 2001
____________________________________
        Allison R. Schleicher

                                 EXHIBIT INDEX

  Exhibit
    No.    Description of Exhibits
 --------- -----------------------
  2.1(1)   Amended and Restated Agreement and Plan of Reorganization dated as of November 27, 2000, by and among the Registrant, Catapulse Inc., and certain other parties.
  3.1(2)   Certificate of Incorporation of the Registrant, as amended.
  3.2(3)   Amendment to Certificate of Incorporation of the Registrant.
  3.3(4)   Bylaws of the Registrant, as amended.
  4.1      Reference is made to Exhibits 3.1, 3.2, and 3.3.
  4.2(5)   Specimen Common Stock Certificate.
  4.3(4)   Indenture by and between Registrant and State Street Bank and Trust
           Company of California, N.A., dated as of February 2, 2000, with respect to 5% Convertible Subordinated Notes due February 1, 2007.
  4.4(4)   Registration Rights Agreement of the Registrant, dated as of
           February 2, 2000, with respect to 5% Convertible Subordinated Notes due February 1, 2007.
  4.5(6)   Registration Rights Agreement by and among the Registrant and selling stockholders of Attol Testware.
 10.1(2)   *Relocation Agreement with David H. Bernstein.
 10.2(7)   *Form of Employment Agreement.
 10.3(7)   *Form of Employment Agreement with Registrant's Chief Executive
           Officer.
 10.4(7)   *Form of Stock Option Repricing Agreement.
 10.5(8)   *Form of Director and Officer Indemnification Agreement.
 10.6(9)   *Rational Software Corporation Stock Option Plan for Directors.
 10.7(10)  *Form of Stock Option Agreements for the Rational Software
           Corporation Stock Option Plan for Directors.
 10.8(11)  Agreement and Plan of Acquisition and Arrangement by and among the
           Registrant, Rational International, 3037936 Nova Scotia Company,
           1386501 Ontario Limited, 1386503 Ontario Limited, and ObjecTime
           Limited.
 10.9(12)  *1997 Stock Plan.
 10.10(13) *1998 Employee Stock Purchase Plan.
 10.11     *1998 Indian Stock Option Plan.
 10.12(14) *2000 Director Option Plan.
 10.13(15) *1997 Supplemental Stock Plan.
 10.14(1)  *Form of Restricted Stock and Lock-up Agreement by and between the
           Registrant and certain executive officers of the Registrant.
 10.15(16) *Bonus Agreement between the Registrant and Kevin J. Haar.
 10.16(16) *Relocation Loan Agreement between the Registrant and Kevin J. Haar.
 10.17(16) *Pledge Agreement between the Registrant and Kevin J. Haar.

 Exhibit
   No.   Description of Exhibits
 ------- -----------------------
 10.18   *Relocation Agreement between the Registrant and David H. Bernstein.
 10.19   *Promissory Note between the Registrant and David H. Bernstein.
 10.20   *Stand-Alone Stock Option Agreement between the Registrant and Michael
         T. Devlin.
 10.21   *Security Agreement between the Registrant and Allison R. Schleicher.
 21.1    Subsidiaries of the Registrant.
 23.1    Consent of Ernst & Young LLP, independent auditors.
 24.1    Power of Attorney (contained on signature page of this report).

--------
 (1) Incorporated by reference to the Registrant's registration statement on Form S-4 (File No. 333-51940) filed with the SEC on December 15, 2000, as amended on January 2, 2001.

 (2) Incorporated by reference to the Registrant's quarterly report on Form 10-Q filed with the SEC on November 14, 1997.

 (3) Incorporated by reference to the Registrant's quarterly report on Form 10-Q filed with the SEC on November 13, 2000.

 (4) Incorporated by reference to the Registrant's annual report on Form 10-K filed with the SEC on May 1, 2000.

 (5) Incorporated by reference to the Registrant's Amendment No. 1 to its Form S-3 registration statement (File No. 33-91740) filed with the SEC on May 31, 1995.

 (6) Incorporated by reference to the Registrant's registration statement on Form S-3 filed with the SEC on April 10, 2001.

 (7) Incorporated by reference to the Registrant's annual report on Form 10-K filed with the SEC on June 1, 1998.

 (8) Incorporated by reference to the Registrant's registration statement on Form S-4 (File No. 333-19669) filed with the SEC on January 13, 1997, as amended on January 17, 1997.

 (9) Incorporated by reference to the Registrant's current report on Form 8-K filed with the SEC on October 2, 1996.

(10) Incorporated by reference to the Registrant's registration statement on Form S-8 (File No. 33-97042) filed with the SEC on September 18, 1995.

(11) Incorporated by reference to the Registrant's current report on Form 8-K filed with the SEC on January 21, 2000.

(12) Incorporated by reference to the Registrant's registration statement on Form S-8 filed with the SEC on October 15, 1999.

(13) Incorporated by reference to the Registrant's registration statement on Form S-8 filed with the SEC on January 22, 1999.

(14) Incorporated by reference to the Registrant's registration statement on Form S-8 filed with the SEC on November 13, 2000.

(15) Incorporated by reference to the Registrant's registration statement on Form S-8 filed with the SEC on May 14, 2001.

(16) Incorporated by reference to the Registrant's current report on Form 10-Q filed with the SEC on January 30, 2001.

  * Indicates those exhibits that are management contracts or compensatory plans or arrangements required to be filed as an exhibit to this form.