Form 10-Q
period 2001-06-30
RATIONAL SOFTWARE CORP
filed 2001-08-10
CIK 722056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001 or

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Shares outstanding on July 31, 2001
Common Stock, Par Value $.01 Per Share	201,731,538

RATIONAL SOFTWARE CORPORATION
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

RATIONAL SOFTWARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

                                                       June 30,        March 31,
                                                         2001             2001
                                                     ------------   ------------
                                                     (Unaudited)      (Note A)
                         ASSETS
            -------------------------------------
Current assets:
 Cash and cash equivalents...........................   $311,550       $363,717
 Short-term investments..............................    672,782        677,104
 Accounts receivable, net............................    162,088        206,099
 Deferred tax assets.................................     16,727         16,727
 Prepaid expenses and other assets...................     31,798         21,902
                                                     ------------   ------------
        Total current assets.........................  1,194,945      1,285,549
                                                     ------------   ------------
Property and equipment, at cost:
 Computer and office equipment.......................    130,728        134,045
 Office furniture....................................     24,450         21,413
 Leasehold improvements..............................     26,909         22,427
                                                     ------------   ------------
                                                         182,087        177,885
 Accumulated depreciation and amortization...........    (81,446)       (74,646)
                                                     ------------   ------------
Property and equipment, net..........................    100,641        103,239
Goodwill and purchased intangibles, net..............    291,938        294,824
Other assets, net....................................     26,331         25,711
                                                     ------------   ------------
        Total assets................................. $1,613,855     $1,709,323
                                                     ============   ============

             LIABILITIES AND STOCKHOLDERS' EQUITY
            -------------------------------------
Current liabilities:
 Accounts payable....................................    $11,308        $23,909
 Accrued employee benefits...........................     38,364         68,624
 Income taxes payable................................     25,608         30,788
 Other accrued expenses..............................     51,562         49,753
 Accrued merger and integration expenses.............     17,528         19,970
 Deferred revenue....................................    170,446        166,531
                                                     ------------   ------------
        Total current liabilities....................    314,816        359,575

Long-term deferred tax liabilities...................     43,906         57,900
Convertible subordinated notes.......................    500,000        500,000
Other accrued  liabilities...........................     24,574         25,594
                                                     ------------   ------------
        Total liabilities............................    883,296        943,069
                                                     ------------   ------------

Stockholders' equity:
 Common stock, $0.01 par value, 500,000
  shares authorized..................................      2,183          2,175
 Additional paid-in capital..........................  1,252,188      1,236,517
 Receivables from shareholders.......................        (12)          (645)
 Deferred stock compensation.........................   (256,140)      (272,256)
 Treasury stock......................................   (232,157)      (192,417)
 Retained earnings (Accumulated deficit).............    (13,363)        11,445
 Accumulated other comprehensive loss................    (22,140)       (18,565)
                                                     ------------   ------------
        Total stockholders' equity...................    730,559        766,254
                                                     ------------   ------------
        Total liabilities and stockholders' equity... $1,613,855     $1,709,323
                                                     ============   ============

-----------

Note A: The balance sheet at March 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principal for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

RATIONAL SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

                                              Three Months Ended
                                                   June 30,
                                            -------------------
                                                2001      2000
                                            --------- ---------
Net product revenues.......................  $83,314   $99,300
Consulting and support revenues............   92,479    70,997
                                            --------- ---------
    Total revenues.........................  175,793   170,297
                                            --------- ---------

Cost of product revenues...................    8,184     6,488
Cost of consulting and support
  revenues.................................   20,400    18,176
                                            --------- ---------
    Total cost of revenues.................   28,584    24,664
                                            --------- ---------
Gross margin...............................  147,209   145,633
                                            --------- ---------
Operating expenses:
  Research and development expenses........   47,661    38,293
  Sales and marketing expenses.............   73,564    70,950
  General and administrative expenses......   12,964    10,025
  Amortization of goodwill and
   purchased intangibles...................   17,987     3,321
  Amortization of deferred stock-based
   compensation............................   18,236       190
  Restructuring costs......................   17,331       ---
                                            --------- ---------
        Total operating expenses...........  187,743   122,779
                                            --------- ---------
Operating income (loss)....................  (40,534)   22,854
Other income, net..........................    6,393     6,035
                                            --------- ---------
    Income (loss) before income
      taxes................................  (34,141)   28,889

Provision for (benefit from) income taxes..   (9,333)   11,517
Minority interest..........................      ---    (1,989)
                                            --------- ---------
Net income (loss).......................... $(24,808)  $19,361
                                            ========= =========
Net income (loss) per common share:
  Basic....................................   $(0.13)    $0.11
                                            ========= =========
  Diluted..................................   $(0.13)    $0.10
                                            ========= =========
Shares used in computing per share amounts:
  Basic....................................  196,872   182,968
                                            ========= =========
  Diluted..................................  196,872   201,330
                                            ========= =========

See accompanying notes to condensed consolidated financial statements.

RATIONAL SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands, unaudited)

                                                             Three Months Ended
                                                                  June 30,
                                                         ----------------------
                                                            2001        2000
                                                         ----------  ----------
Operating activities:
   Net income (loss)...................................   $(24,808)    $19,361
   Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
     Depreciation and amortization.....................     29,835      10,287
     Compensation expense related to stock options.....     18,236         190
     Deferred tax......................................    (13,606)        163
     Minority interest in loss of Catapulse Inc........        ---      (1,887)
     Changes in operating assets and liabilities:
       Accounts receivable, net........................     44,011      24,479
       Prepaid expenses and other, net.................     (9,896)       (246)
       Other assets....................................        344        (877)
       Accounts payable................................    (12,601)        (62)
       Accrued employee benefits and other accrued
          expenses.....................................    (28,165)     (3,214)
       Income taxes payable............................     (5,180)      8,745
       Accrued merger and integration expenses.........     (3,585)     (1,354)
       Deferred revenues...............................      3,915          53
                                                         ----------  ----------
Net cash provided by (used in) operating activities....     (1,500)     55,638
                                                         ----------  ----------
Investing activities:
   Purchases of short-term investments.................   (202,465)   (217,863)
   Maturities and sales of short-term investments......    205,805      53,063
   Purchases of property and equipment.................     (4,350)    (10,774)
   Purchases of technologies...........................    (20,965)        ---
                                                         ----------  ----------
Net cash used in investing activities....                  (21,975)   (175,574)
                                                         ----------  ----------
Financing activities:
   Net proceeds from issuance of common stock..........     11,575      28,951
   Net proceeds from reissuance of treasury stock......      6,566         ---
   Repurchases of common stock.........................    (44,486)        ---
   Repayment of receivables from shareholders..........        633         ---
                                                         ----------  ----------
Net cash provided by (used in) financing activities....    (25,712)     28,951
                                                         ----------  ----------
Effect of changes in foreign currency exchange
 rate on cash..........................................     (2,980)       (671)
                                                         ----------  ----------
Net decrease in cash and cash equivalents..............    (52,167)    (91,656)
Cash and cash equivalents at beginning of period.......    363,717     413,230
                                                         ----------  ----------
Cash and cash equivalents at end of period.............   $311,550    $321,574
                                                         ==========  ==========

See accompanying notes to condensed consolidated financial statements.

RATIONAL SOFTWARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  BASIS OF PRESENTATION - The condensed consolidated financial statements have been prepared without an audit and in accordance with the Company's accounting policies, as described in its latest annual report filed with the Securities and Exchange Commission on Form 10-K, and include the consolidated accounts of the Company and its subsidiaries. In the opinion of management, all adjustments, which consist only of normal recurring adjustments necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the interim periods presented have been made. Certain prior year amounts have been reclassified to conform with current year presentation. As permitted by Form 10-Q, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 2001. Operating results for the period ended June 30, 2001 are not necessarily indicative of the results that may be expected for any other interim period or the full fiscal year ending March 31, 2002.

  ACCOUNTS RECEIVABLE - Accounts receivable are presented net of an allowance for doubtful accounts of $3.9 million at June 30, 2001 and $3.3 million at March 31, 2001.

  STOCK SPLIT - The Company's Board of Directors authorized a two-for-one stock split of the Company's Common Stock for stockholders of record on August 17, 2000. Shares resulting from the stock split were distributed by the transfer agent on September 5, 2000. All share and per-share numbers contained herein reflect this stock split. The Company's Board also approved an increase in the Company's authorized shares of Common Stock to 500.0 million shares.

  NET INCOME (LOSS) PER COMMON SHARE - The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

                                              Three Months Ended
                                                   June 30,
                                            -------------------
                                              2001      2000
                                            --------- ---------
Numerator:
  Net income (loss) ....................... $(24,808)  $19,361
                                            ========= =========
Denominator:
  Weighted average shares of common
  stock....................................  201,496   182,968

  Weighted average shares subject
  to repurchase............................   (4,624)      ---
                                            --------- ---------
  Denominator for basic net
  income (loss) per share -
  weighted average shares..................  196,872   182,968

  Incremental common shares attributable
  to shares issuable under employee
  stock plans..............................      ---    18,362
                                            --------- ---------

  Denominator for diluted net
  income (loss) per share - weighed average
  shares and assumed conversions...........  196,872   201,330
                                            ========= =========

Net income (loss) per share - basic........   $(0.13)    $0.11
                                            ========= =========
Net income (loss) per share - diluted......   $(0.13)    $0.10
                                            ========= =========

  The Company has excluded all outstanding stock options and shares subject to repurchase from the calculation of diluted net loss per share for the three months ended June 30, 2001 because all such securities are anti-dilutive for the three months ended June 30, 2001. The total number of shares excluded from the calculation of diluted net loss per share for the three months ended June 30, 2001 was 41,642,909. Because the exercise price of the options was greater than the average market price of a share of Common Stock, the effect of options to purchase 476,512 shares of Common Stock was not included in the calculation of diluted net income per share for the three months ended June 30, 2000. The effect of converting 13,997,760 shares of Common Stock from outstanding Convertible Notes issued in February 2000 was not included for any periods in diluted net income (loss) per share because the assumed conversion would be anti-dilutive.

  COMPREHENSIVE INCOME (LOSS) - The Company follows Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 requires unrealized gains or losses on the Company's available-for- sale securities and foreign translation adjustments, which have been included in stockholders' equity and excluded from net income, to be included in comprehensive income. For the three months ended June 30, 2001, total comprehensive loss was approximately $28.4 million compared to comprehensive income of $18.7 million for the same period last year.

  RECENT PRONOUNCEMENTS - In July 2001, the Financial Accounting Standards Board issued SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets."

  SFAS 141 supercedes Accounting Principles Board Opinion No. 16 ("APB 16"), "Business Combinations." The most significant changes made by SFAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized).

  SFAS 142 supercedes APB 17, "Intangible Assets." SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001, however, certain provisions of this new standard may also apply to any acquisitions concluded subsequent to June 30, 2001. The most significant changes made by SFAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years.

  The Company is required to adopt SFAS 141 and SFAS 142 on a prospective basis as of April 1, 2002, however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. As a result of implementing these new standards, amortization of existing goodwill will cease as of March 31, 2002.

  DERIVATIVE FINANCIAL INSTRUMENTS - The Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS 138, in the first fiscal quarter of 2002. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities, and requires that all derivatives, including foreign currency exchange contracts , be recognized on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of any hedges, must be recognized currently in earnings. All of the Company's derivative financial instruments are recorded at their fair value in prepaid expenses and other assets. The transition adjustment upon adoption of SFAS 133 was not material.

  The Company conducts business in a number of foreign countries, with certain transactions denominated in local or "functional" currencies. The purpose of the Company's foreign currency management is to mitigate the impact of foreign currency exchange rate fluctuations on balance sheet exposures denominated in currencies other than the "functional" currency. The terms of currency instruments used for hedging purposes are generally consistent with the timing of the committed transactions being hedged. The Company does not use derivative financial instruments for speculative trading purposes, nor does it hold or issue leveraged derivative financial instruments.

  The Company uses short-term forward exchange contracts to hedge certain foreign currency denominated assets or liabilities. These derivatives do not qualify for SFAS 133 hedge accounting treatment. Accordingly, changes in the fair value of these hedges are recorded immediately in earnings to offset the changes in the fair value of the assets or liabilities being hedged.

  STOCK REPURCHASE - In April 1998, the Board of Directors authorized the repurchase of up to 12.0 million shares of the Company's Common Stock in the open market to be used for general corporate purposes. The Company completed that repurchase program during the September 1998 quarter. Under a program approved in October 1998, the Company was authorized to repurchase up to 12.0 million shares of its Common Stock from time to time in the open market. In April 2001, the Company's Board of Directors authorized the purchase of an additional 20.0 million shares of the Company's Common Stock from time to time in the open market. In the quarter ended June 30, 2001, the Company repurchased 2.0 million shares of its Common Stock for a total cash outlay of approximately $44.5 million. In the quarter ended June 30, 2000, there were no such repurchases. Repurchases generally help offset dilution from stock issued under the Company's employee stock option and stock purchase plans. The timing and size of any future stock repurchases are subject to market conditions, stock prices, the Company's cash position and other cash requirements going forward.

  RESTRUCTURING COSTS - In April 2001, the Company announced a restructuring program to focus the Company's efforts towards concentrating on its strongest opportunities, reducing operating expenses, and improving the Company's allocation of resources. The restructuring included a worldwide workforce reduction, consolidation of excess facilities and restructuring of certain business functions. As a result of the restructuring program, the Company recorded restructuring costs of approximately $17.3 million, which is classified within operating expenses in the quarter ended June 30, 2001. The restructuring program resulted in the reduction of approximately 500 employees across all business functions and geographic regions. The worldwide workforce reductions started in April 2001 and employees were terminated in the quarter ended June 30, 2001. The Company recorded a workforce reduction charge of approximately $10.1 million relating primarily to severance and fringe benefits. The consolidation of excess facilities included the closure of certain corporate facilities and sales offices related to business activities that are being exited. The Company recorded a restructuring charge of approximately $3.7 million for excess facilities relating primarily to lease termination fees and non-cancelable lease costs. The Company also recorded other charges of approximately $3.5 million relating primarily to payments to third parties to terminate contractual agreements related to the business activities being exited.

  A summary of the restructuring costs is outlined as follows (in thousands):

                                                        Restructuring
                                     Total      Cash    Liabilities at
                                    Charge    Payments  June 30, 2001
                                   --------- ---------- -------------
Workfoce reduction................. $10,149    $(9,036)       $1,113
Consolidation of excess
facilities.........................   3,719       (500)        3,219
Termination of other third-party
agreements.........................   3,463       (596)        2,867
                                   --------- ---------- -------------
Total                               $17,331   $(10,132)       $7,199
                                   ========= ========== =============

  The Company expects to substantially complete implementation of its restructuring program during the next 6 months. Remaining cash expenditures relating to workforce reductions and termination of agreements will be substantially paid in the quarter ended September 30, 2001. Amounts related to the net lease expense due to the consolidation of facilities will be paid over the respective lease terms through fiscal 2006. The Company's estimated costs to exit these facilities are based on available commercial rates. The actual loss incurred in exiting these facilities could exceed the Company's estimates.

  SUBSEQUENT EVENT - On July 3, 2001, a purported derivative lawsuit, entitled Krim v. Levy, et al., No. CV799591 (Supr. Ct. Santa Clara Cty.), was filed. The Complaint names as defendants the Company's Board of Directors and certain unnamed persons. The Company is a nominal defendant. The Complaint alleges that defendants breached their fiduciary duties to the Company by deciding to invest in and to purchase Catapulse Inc. The Complaint seeks various equitable remedies and compensatory and special damages in unspecified amounts plus legal fees and costs from the defendants. On August 8, 2001, defendants filed a demurrer seeking dismissal of the Complaint on the grounds that it fails to state a claim upon which relief may be granted. The Court has not yet ruled on the motion. The matter is not expected to have a material effect on the Company's business, financial condition or results of operations.

  From time to time, the Company is subject to legal claims. Historically, the cost of resolution of the claims has not been significant. However, any adverse outcome of current or future lawsuits against the Company may result in a material adverse effect on the Company's financial condition.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include without limitation statements regarding our beliefs and expectations about restructuring costs and related payments and our restructuring program, our beliefs and expectations regarding our revenues and revenue recognition, our beliefs and expectations regarding international sales and our revenues, our beliefs that expected cash flow from operations, existing cash, cash equivalents and short-term investments will be sufficient to meet our cash requirements, our beliefs regarding period to period comparisons of our results of operations, our beliefs and expectations regarding our future growth and financial performance, our beliefs and expectations regarding broad market acceptance of off-the-shelf products, our beliefs and expectations regarding the development of industry standards, our beliefs and expectations about the industry and market for our products and services, our beliefs regarding product-development investments, our beliefs and expectations regarding competition and our ability to compete, our beliefs and expectations regarding our growth, our information technology infrastructure and our workforce, our beliefs and expectations regarding the conversion to the Euro currency, our beliefs regarding hiring and retaining qualified individuals, our beliefs and expectations regarding our future revenue growth and our ability to expand our direct sales force and maintain a high level of consulting, training and customer support, our expectations regarding our development, marketing and distribution strategies and our strategic relationships, our beliefs and expectations regarding infringement claims, our beliefs and expectations regarding legal proceedings and litigation matters, our beliefs and expectations regarding accounting pronouncements, and our beliefs and expectations regarding our offering of both licenses and hosted development services. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. These risks and uncertainties include without limitation those identified in the section of this quarterly report on Form 10-Q entitled "Factors That May Affect Future Results" below. Rational undertakes no obligation to update forward- looking statements to reflect events or circumstances occurring after the date of this quarterly report on Form 10-Q.

As used in this quarterly report on Form 10-Q, unless the context otherwise requires, the terms "we," "us," "the Company," and "Rational" refer to Rational Software Corporation, a Delaware corporation, and its subsidiaries.

Overview

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

Comparative Analysis of Operating Results for the Three Months Ended June 30, 2001

Revenues

Total revenues for the three-month period ended June 30, 2001 increased 3% from the comparable prior year period.

Net product revenues. Net product revenues for the three-month period ended June 30, 2001 decreased 16% from the comparable prior year period. The decrease in product revenues was a result of reduced sales across the majority of our products due primarily to a slowdown in the economy.

Consulting and support revenues. Consulting and support revenues for the three-month period ended June 30, 2001 increased 30% from the comparable prior year period. The increase in consulting and support revenues was a result of increased renewals of our customer support arrangements and growing demand for our consulting services.

International sales. Revenues from international product sales and consulting and customer support accounted for 42% of total revenue for the three-month period ended June 30, 2001 compared to 37% for the comparable prior year period. We expect international sales to continue to account for a major portion of total revenue in future periods, although the percentage of international revenues could fluctuate from period to period due to economic or other factors in international regions. Our international sales are principally priced in local currencies. We enter into short-term forward currency contracts to hedge against the impact of foreign currency exchange rate fluctuations on balance sheet exposures denominated in currencies other than the local, or "functional," currency of our subsidiaries or us. The total amount of these contracts is approximately offset by the underlying assets and liabilities denominated in non-functional currencies and such contracts are carried at fair market value. The associated gains and losses were not material to the Company's results of operations in any period presented.

Cost of Revenues

Cost of product revenues. Cost of product revenues consists principally of materials, packaging and freight, amortization of purchased technology, and royalties. Cost of product revenues for the three-month period ended June 30, 2001 increased 26% from the comparable prior year period. These costs represented 10% of net product revenues for the three-month period ended June 30, 2001, compared to 7% for the comparable prior year period. The increases in period over period cost of product revenues and cost of product revenues as a percentage of product revenues were primarily a result of increased amortization of purchased technology related to acquisitions of Catapulse Inc. and Attol Testware completed in the quarter ended March 31, 2001.

Cost of consulting and support revenues. Cost of consulting and support revenues consists principally of personnel costs for training, consulting and customer support. Cost of consulting and support revenues for the three-month period ended June 30, 2001 increased 12% from the comparable prior year period. These costs represented 22% of total consulting and support revenues for the three-month period ended June 30, 2001, as compared to 26% for the comparable prior year period. The increase in period over period costs of consulting and support was primarily a result of increased personnel costs necessary to support the growing demand for customer support, consulting, and education and correlates to the increase in consulting and support revenue.

Operating Expenses

Research and development. Total expenditures for research and development increased 24% for the three-month period ended June 30, 2001 from the comparable prior year period. These costs represented 27% of total revenues for the three-month period ended June 30, 2001 compared to 23% for the comparable prior year period. The increase in expenditures for research and development was due to additional costs incurred in developing new product releases and existing products.

Sales and marketing. Sales and marketing expenses increased 4% for the three-month period ended June 30, 2001 from the comparable prior year period. These costs represented 42% of total revenues for both the three-month periods ended June 30, 2001 and 2000. The increase in expenditures for sales and marketing reflected the additional personnel related costs required to expand our sales channels, penetrate new markets, and increase our market share in core markets.

General and administrative. General and administrative expenses increased 29% for the three-month period ended June 30, 2001 from the comparable prior year period. These costs represented 7% of total revenues for the three-month period ended June 30, 2001 as compared to 6% for the comparable prior year period. The period over period increase in general and administrative expenses resulted from increased employee-related expenses associated with staffing requirements needed to support our business.

Amortization of goodwill, purchased intangibles and deferred stock-based compensation. In the fourth quarter of fiscal 2001, we acquired Attol Testware and the remaining outstanding shares of Catapulse not already owned by Rational, both of which were accounted for under the purchase method of accounting. Accordingly, we recorded goodwill and purchased intangibles representing the excess of the purchase price paid over the fair value of the net assets acquired. In fiscal 2000, we acquired ObjecTime Limited, which was also accounted for under the purchase method of accounting. The goodwill and purchased intangibles are being amortized over their expected useful lives, which were determined to be from one to four years. Also as part of the acquisitions of Attol Testware and the remaining outstanding shares of Catapulse in fiscal 2001, we recorded approximately $295.0 million of deferred compensation relating to the unvested stock options and restricted stock assumed in the acquisitions. In fiscal 2000, in connection with the grant of certain stock options to employees of Catapulse, the results of which were consolidated with Rational's results, we recorded deferred compensation of approximately $3.0 million representing the difference between the deemed fair value of the Common Stock for accounting purposes and the exercise price of these options at the date of grant. Amortization of goodwill, purchased intangibles and deferred stock-based compensation was approximately $36.2 million for the three- month period ended June 30, 2001 as compared to approximately $3.5 million for the comparable prior year period. The period over period increase was primarily due to additional amortization of goodwill, purchased intangibles and deferred stock-based compensation related to the acquisitions of Catapulse and Attol Testware.

Restructuring costs. In April 2001, we announced a restructuring program to focus our efforts towards concentrating on our strongest opportunities, reducing operating expenses, and improving our allocation of resources. The restructuring included a worldwide workforce reduction, consolidation of excess facilities and restructuring of certain business functions. As a result of the restructuring program, we recorded restructuring costs of approximately $17.3 million, which is classified within operating expenses in the quarter ended June 30, 2001.

Worldwide work force reduction

The restructuring program resulted in the reduction of approximately 500 employees across all business functions and geographic regions. The worldwide workforce reductions started in April 2001 and employees were terminated in the quarter ended June 30, 2001. We recorded a workforce reduction charge of approximately $10.1 million relating primarily to severance and fringe benefits.

Consolidation of excess facilities

The consolidation of excess facilities included the closure of certain corporate facilities and sales offices related to business activities that are being exited. We recorded a restructuring charge of approximately $3.7 million for excess facilities relating primarily to lease termination fees and non-cancelable lease costs.

Termination of other third-party agreements

We also recorded other charges of approximately $3.5 million relating primarily to payments to third parties to terminate contractual agreements related to the business activities being exited.

A summary of the restructuring costs is outlined as follows (in thousands):

                                                        Restructuring
                                     Total      Cash    Liabilities at
                                    Charge    Payments  June 30, 2001
                                   --------- ---------- -------------
Workfoce reduction................. $10,149    $(9,036)       $1,113
Consolidation of excess
facilities.........................   3,719       (500)        3,219
Termination of other third-party
agreements.........................   3,463       (596)        2,867
                                   --------- ---------- -------------
Total                               $17,331   $(10,132)       $7,199
                                   ========= ========== =============

We expect to substantially complete implementation of our restructuring program during the next 6 months. Remaining cash expenditures relating to workforce reductions and termination of agreements will be substantially paid in the quarter ended September 30, 2001. Amounts related to the net lease expense due to the consolidation of facilities will be paid over the respective lease terms through fiscal 2006. Our estimated costs to exit these facilities are based on available commercial rates. The actual loss incurred in exiting these facilities could exceed our estimates.

Minority Interest

On February 5, 2001, we completed the acquisition of the remaining outstanding shares of Catapulse not already owned by Rational. Catapulse was an entity already consolidated into Rational due to the significant influence Rational exercised over Catapulse prior to February 5, 2001. In the three months ended June 30, 2000, Catapulse incurred approximately $6.6 million of operating expenses and earned approximately $1.1 million of interest income on cash balances. Minority interest, net of tax, for three months ended June 30, 2000 was approximately $2.0 million. There was no minority interest recorded for the three months ended June 30, 2001.

Other Income, net

Other income, net consists primarily of interest income, interest expense, and gains and losses due to fluctuations in currency exchange rates. Other income, net has fluctuated as a result of the amount of cash available for investment in interest-bearing instruments and from fluctuations in currency exchange rates. Other income, net increased $358,000 for the three-month period ended June 30, 2001 from the comparable prior year period. The current year increase was due primarily to increased interest earnings on higher cash and short-term investment balances.

Income Taxes

The effective income tax rate benefit was 27.3% for the three-month period ended June 30, 2001 as compared with an income tax rate of 39.9% for the corresponding period in fiscal 2001. The changes in our effective tax rate were primarily due to the nondeductibility of certain accounting charges associated with our merger and acquisition activities. Excluding these accounting charges, our effective rate was 30% for both the three-month periods ended June 30, 2001 and 2000. The (benefit from) provision for income taxes for the three-month periods ended June 30, 2001 and 2000 differ from the (benefit) provision computed at the federal statutory income tax rate due primarily to the impact of nondeductible merger and acquisition charges and foreign and state income taxes offset by earnings permanently reinvested in offshore operations and research credits.

Liquidity and Capital Resources

At June 30, 2001, we had cash, cash equivalents, and short-term investments of approximately $984.3 million and working capital of approximately $880.1 million. Net cash used in operating activities for the three months ended June 30, 2001 was composed primarily of the net loss for the three-month period ended June 30, 2001, an increase in prepaid expenses, and decreases in accounts payable, accrued employee benefits and other accrued expenses, income taxes payable, accrued merger and restructuring expenses and net deferred tax liability. These uses of cash were partially offset by noncash charges for depreciation and amortization and compensation expenses related to stock options, decreases in accounts receivable and other assets, and an increase in deferred revenues. Net cash used in investing activities resulted primarily from cash used for software technology purchases and capital expenditures, and offset by a decrease in short-term investments. Net cash used in financing activities resulted primarily from cash used to repurchase our Common Stock, and offset by net proceeds received from issuance of Common Stock under the employee stock plans, net proceeds received from reissuance of treasury stock under employee stock plans, and repayment of receivables from stockholders.

In April 1998, the Board of Directors authorized the repurchase of up to 12.0 million shares of our Common Stock in the open market to be used for general corporate purposes. We completed that repurchase program during the September 1998 quarter. In October 1998, the Board of Directors authorized the repurchase of an additional 12.0 million shares of our Common Stock in the open market to be used for general corporate purposes. In April 2001, the Board of Directors authorized the purchase of an additional 20.0 million shares of our Common Stock from time to time in the open market. Through June 30, 2001, we had repurchased a total of 22.2 million shares of our Common Stock, including repurchases authorized in April 1998 and October 1998, for a total cash outlay of approximately $280.1 million. Repurchases help offset dilution from stock issued under our stock option and stock purchase plans.

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

- unfavorable economic conditions in the technology industry;

- decreased spending on technology due to adverse economic conditions;

- fluctuations in foreign currency exchange rates;

- changes in accounting pronouncements applicable to us;

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

There may be a possible effect from new forms of product licensing on our future revenue recognition policy.

Our primary revenue recognition model is to recognize license revenues upon delivery of a software license. In the future, under a subscription style revenue recognition model, revenue will be recognized based on delivery of a service over time. We anticipate offering for sale both licenses and hosted development services in the future. If the hosted development service is sold in conjunction with, or as an option to, Rational's perpetual license, there could be an impact on our revenue recognition policy.

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

International sales accounted for approximately 41% of our revenues in fiscal 2001, 41% in 2000, 40% in 1999 and 42% for the three months ended June 30, 2001. We expect that international sales will continue to account for a significant portion of our revenues in future periods. Our business would be harmed if our international operations experienced a material downturn. In addition, international sales are subject to inherent risks, including:

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

Complex software products such as ours often contain undetected errors, or ''bugs,'' or performance problems. These defects are most frequently found during the period immediately following the introduction of new products or enhancements to existing products. Despite extensive product testing prior to introduction, our products have in the past contained software errors that were discovered after commercial introduction. Errors or performance problems may also be discovered in the future. Any future software defects discovered after shipment of our products could result in loss of revenues or delays in market acceptance, which could harm our business. Further, because we rely on our own products in connection with the development of our software, these errors may make it more difficult to sell our products in the future.

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

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk, including changes in interest rates and currency exchange rates. To manage the volatility relating to these exposures, we employ established policies and procedures to manage our exposure to fluctuations in interest rates and changes in known or forecasted currency exchange rates. As of June 30, 2001 no significant changes concerning market risk have occurred since our Annual Report on Form 10-K for the year ended March 31, 2001.

Foreign Currency Risk

A portion of our business is conducted in currencies other than the U.S. dollar. Changes in the value of major foreign currencies relative to the local or "functional" currency of our subsidiaries or us may adversely affect operating results. We enter into short-term forward foreign exchange contracts designed to mitigate the impact of foreign currency exchange rate fluctuations on balance sheet exposures denominated in currencies other than the "functional" currency. The total amount of these contracts is approximately offset by the underlying assets and liabilities denominated in nonfunctional currencies. Forward contracts are accounted for on a mark-to-market basis. Gains and losses on forward contracts are recognized in our Consolidated Statements of Operations when the related transactions being hedged are recognized or the contracts mature. Such contracts meet the criteria established in SFAS 52, "Foreign Currency Translation for Hedge Accounting Treatment." We adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" in the first fiscal quarter of fiscal 2002. The adoption of SFAS 133 did not have a material impact on our financial position or results of operations. As we find it impractical to hedge all foreign currency exposures, we will continue to experience foreign currency gains and losses. We do not use derivative financial instruments for speculative trading purposes, nor do we hold or issue leveraged derivative financial instruments.

Interest Rate Risk

Our exposure to market-rate risk for changes in interest rates relates primarily to our investment portfolio. All our short-term investments are classified as available-for-sale and are recorded at amounts that approximate fair value based on quoted market prices. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Unrealized gains on available-for-sale securities are included in accumulated other comprehensive loss, which is a separate component of stockholders' equity. Our Convertible Subordinated Notes were issued at a fixed interest rate and with fixed conversion rates and therefore do not expose us to the risk of earnings or cash flow loss due to change in market interest rates.

PART II - OTHER INFORMATION

ITEM 1 - Legal proceedings

On July 3, 2001, a purported derivative lawsuit, entitled Krim v. Levy, et al., No. CV799591 (Supr. Ct. Santa Clara Cty.), was filed. The Complaint names as defendants the Company's Board of Directors and certain unnamed persons. The Company is a nominal defendant. The Complaint alleges that defendants breached their fiduciary duties to the Company by deciding to invest in and to purchase Catapulse Inc. The Complaint seeks various equitable remedies and compensatory and special damages in unspecified amounts plus legal fees and costs from the defendants. On August 8, 2001, defendants filed a demurrer seeking dismissal of the Complaint on the grounds that it fails to state a claim upon which relief may be granted. The Court has not yet ruled on the motion. The matter is not expected to have a material effect on the Company's business, financial condition or results of operations.

From time to time, the Company is subject to legal claims. Historically, the cost of resolution of the claims has not been significant. However, any adverse outcome of current or future lawsuits against the Company may result in a material adverse effect on the Company's financial condition.

ITEM 6 - Exhibits and Reports on Form 8-K
  Exhibits: None.

  Reports on Form 8-K: On April 5, 2001, the Company filed Form 8-K, reporting under Item 5, regarding the press release issued on April 3, 2001, which reported results for the Company's fourth quarter of fiscal 2001, together with a consolidation and workforce restructuring and certain other information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2001

RATIONAL SOFTWARE CORPORATION

(Registrant)

By:	/s/ Timothy A. Brennan

Timothy A. Brennan
Senior Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)