Form 10-Q
period 2001-12-31
RATIONAL SOFTWARE CORP
filed 2002-02-12
CIK 722056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001 or

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Shares Outstanding on January 31, 2002
Common Stock, par value $.01 per share	194,392,403

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
                                                       (unaudited)
                         ASSETS
            -------------------------------------
Current assets:
 Cash and cash equivalents........................... $    328,881  $    363,717
 Short-term investments..............................      629,747       677,104
 Accounts receivable, net of allowance for
   doubtful accounts of $4,782 at September 30,
   2001 and $3,317 at March 31, 2001.................      146,052       206,099
 Deferred tax assets.................................       16,727        16,727
 Prepaid expenses and other assets...................       26,006        21,902
                                                       ------------  ------------
        Total current assets.........................    1,147,413     1,285,549
                                                       ------------  ------------
Property and equipment, at cost:
 Computer and office equipment.......................      135,558       134,045
 Office furniture....................................       26,835        21,413
 Leasehold improvements..............................       30,460        22,427
                                                       ------------  ------------
                                                           192,853       177,885
 Accumulated depreciation and amortization...........      (96,490)      (74,646)
                                                       ------------  ------------
Property and equipment, net..........................       96,363       103,239
Goodwill and purchased intangibles, net..............      248,483       294,824
Other assets, net....................................       25,783        25,711
                                                       ------------  ------------
        Total assets................................. $  1,518,042  $  1,709,323
                                                       ============  ============

             LIABILITIES AND STOCKHOLDERS' EQUITY
            -------------------------------------
Current liabilities:
 Accounts payable.................................... $     11,003  $     23,909
 Accrued employee benefits...........................       43,121        68,624
 Income taxes payable................................       26,718        30,788
 Other accrued expenses..............................       44,374        49,753
 Accrued merger and integration expenses.............       17,527        19,970
 Deferred revenue....................................      170,161       166,531
                                                       ------------  ------------
        Total current liabilities....................      312,904       359,575

Long-term deferred tax liabilities...................       25,386        57,900
Convertible subordinated notes.......................      500,000       500,000
Other accrued  liabilities...........................       22,455        25,594
                                                       ------------  ------------
        Total liabilities............................      860,745       943,069
                                                       ------------  ------------

Stockholders' equity:
 Common stock, $0.01 par value, 500,000
  shares authorized..................................        2,194         2,175
 Additional paid-in capital..........................    1,265,659     1,236,517
 Receivables from shareholders.......................          (12)         (645)
 Deferred stock compensation.........................     (217,126)     (272,256)
 Treasury stock......................................     (324,793)     (192,417)
 Retained earnings (accumulated deficit).............      (52,851)       11,445
 Accumulated other comprehensive loss................      (15,774)      (18,565)
                                                       ------------  ------------
        Total stockholders' equity...................      657,297       766,254
                                                       ------------  ------------
        Total liabilities and stockholders' equity... $  1,518,042  $  1,709,323
                                                       ============  ============

See accompanying notes to condensed consolidated financial statements.

RATIONAL SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

                                                Three Months Ended     Nine Months Ended
                                                  December 31,          December 31,
                                              --------------------  --------------------
                                                2001       2000       2001       2000
                                              ---------  ---------  ---------  ---------
Net product revenues........................ $  77,466  $ 128,895  $ 232,489  $ 336,161
Consulting and support revenues.............    92,685     86,562    277,189    237,094
                                              ---------  ---------  ---------  ---------
    Total revenues..........................   170,151    215,457    509,678    573,255
                                              ---------  ---------  ---------  ---------

Cost of product revenues....................    11,881      7,906     31,937     22,979
Cost of consulting and support
  revenues..................................    19,513     24,853     58,691     63,320
                                              ---------  ---------  ---------  ---------
    Total cost of revenues..................    31,394     32,759     90,628     86,299
                                              ---------  ---------  ---------  ---------
Gross margin................................   138,757    182,698    419,050    486,956
                                              ---------  ---------  ---------  ---------
Operating expenses:
  Research and development expenses.........    42,581     47,782    133,487    131,486
  Sales and marketing expenses..............    71,531     87,365    217,344    236,711
  General and administrative expenses.......    13,694     14,095     40,059     36,218
  Amortization of goodwill and
   purchased intangibles....................    18,019      3,565     54,113     10,165
  Amortization of deferred stock-based
   compensation.............................    18,071      1,220     54,273      1,600
  Restructuring costs.......................       ---        ---     17,331        ---
                                              ---------  ---------  ---------  ---------
        Total operating expenses............   163,896    154,027    516,607    416,180
                                              ---------  ---------  ---------  ---------
Operating income (loss).....................   (25,139)    28,671    (97,557)    70,776
Other income, net...........................     3,235      9,370     14,284     24,952
                                              ---------  ---------  ---------  ---------
    Income (loss) before income
      taxes.................................   (21,904)    38,041    (83,273)    95,728

Provision for (benefit from) income taxes...    (4,046)    17,247    (18,977)    43,580
Minority interest...........................       ---     (5,739)       ---    (13,435)
                                              ---------  ---------  ---------  ---------
Net income (loss)........................... $ (17,858) $  26,533  $ (64,296) $  65,583
                                              =========  =========  =========  =========
Net income (loss) per common share:
  Basic..................................... $   (0.09) $    0.14  $   (0.33) $    0.35
                                              =========  =========  =========  =========
  Diluted................................... $   (0.09) $    0.13  $   (0.33) $    0.32
                                              =========  =========  =========  =========
Shares used in computing per share amounts:
  Basic.....................................   189,907    189,170    193,988    186,309
                                              =========  =========  =========  =========
  Diluted...................................   189,907    205,732    193,988    204,307
                                              =========  =========  =========  =========

See accompanying notes to condensed consolidated financial statements.

RATIONAL SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands, unaudited)

                                                               Nine Months Ended
                                                                December 31,
                                                           ---------- ---------
                                                              2001       2000
                                                           ---------  ---------
Cash Flows From Operating activities:
   Net income (loss)..................................... $ (64,296) $  65,583
   Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
     Depreciation and amortization.......................    93,340     33,837
     Tax benefit of stock option exercises.................   4,780     42,539
     Compensation expense related to stock options.......    54,273      1,600
     Deferred tax........................................   (33,145)     3,707
     Minority interest in loss of Catapulse Inc..........       ---    (11,494)
     Changes in operating assets and liabilities:
       Accounts receivable, net..........................    60,047    (29,155)
       Prepaid expenses and other, net...................    (4,504)   (13,196)
       Other assets......................................    (2,813)   (14,592)
       Accounts payable..................................   (12,906)     4,041
       Accrued employee benefits and other accrued
          expenses.......................................   (29,269)    53,425
       Income taxes payable..............................    (4,070)    (9,492)
       Accrued merger and integration expenses...........    (6,176)    (1,619)
       Deferred revenues.................................     3,630     23,811
                                                           ---------  ---------
Net cash provided by operating activities................    58,891    148,995
                                                           ---------  ---------
Cash Flows From Investing activities:
   Purchases of short-term investments...................  (529,479)  (664,568)
   Maturities and sales of short-term investments........   578,434    382,773
   Purchases of property and equipment...................   (16,872)   (50,031)
   Purchases of technologies.............................   (20,965)       ---
                                                           ---------  ---------
Net cash provided by (used in) investing activities......    11,118   (331,826)
                                                           ---------  ---------
Cash Flows From Financing activities:
   Net proceeds from issuance of common stock............    22,360     40,979
   Net proceeds from reissuance of treasury stock........    10,263     34,283
   Repurchases of common stock...........................  (139,925)   (13,712)
   Proceeds from repayment of receivables
     from shareholders...................................       633        ---
                                                           ---------  ---------
Net cash provided by (used in) financing activities......  (106,669)    61,550
                                                           ---------  ---------

Effect of exchange rate changes on cash..................     1,824     (2,624)
                                                           ---------  ---------
Net decrease in cash and cash equivalents................   (34,836)  (123,905)
Cash and cash equivalents at beginning of period.........   363,717    413,230
                                                           ---------  ---------
Cash and cash equivalents at end of period............... $ 328,881  $ 289,325
                                                           =========  =========

See accompanying notes to condensed consolidated financial statements.

RATIONAL SOFTWARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  BASIS OF PRESENTATION - The condensed consolidated financial statements have been prepared without an audit and in accordance with the Company's accounting policies, as described in its latest Annual Report on Form 10-K filed with the Securities and Exchange Commission, and include the consolidated accounts of the Company and its subsidiaries. In the opinion of management, all adjustments, which consist only of normal recurring adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented, have been made. Certain prior year amounts have been reclassified to conform to current year presentation. As permitted by Form 10-Q, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 2001. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any subsequent interim period or the fiscal year ending March 31, 2002.

  STOCK SPLIT - The Company's Board of Directors authorized a two-for-one stock split of the Company's Common Stock for stockholders of record on August 17, 2000. On September 5, 2000, the transfer agent distributed shares resulting from the stock split. All share and per-share numbers contained herein reflect this stock split. The Company's Board of Directors and stockholders also approved an increase in the Company's authorized shares of Common Stock to 500 million shares.

  NET INCOME (LOSS) PER COMMON SHARE - The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

                                                Three Months Ended     Nine Months Ended
                                                  December 31,          December 31,
                                              --------------------  --------------------
                                                2001       2000       2001       2000
                                              ---------  ---------  ---------  ---------
Numerator:
  Net income (loss) .......................  $ (17,858) $  26,533  $ (64,296) $  65,583
                                              =========  =========  =========  =========
Denominator:
  Weighted average shares of common
  stock....................................    193,980    189,170    198,326    186,309

  Weighted average shares subject
  to repurchase............................     (4,073)       ---     (4,338)       ---
                                              ---------  ---------  ---------  ---------
  Denominator for basic net
  income (loss) per share -
  weighted average shares..................    189,907    189,170    193,988    186,309

  Incremental common shares attributable
  to shares issuable under employee
  stock plans..............................        ---     16,562        ---     17,998
                                              ---------  ---------  ---------  ---------

  Denominator for diluted net
  income (loss) per share - weighed average
  shares and assumed conversions...........    189,907    205,732    193,988    204,307
                                              =========  =========  =========  =========

Net income (loss) per share - basic........  $   (0.09) $    0.14  $   (0.33) $    0.35
                                              =========  =========  =========  =========
Net income (loss) per share - diluted......  $   (0.09) $    0.13  $   (0.33) $    0.32
                                              =========  =========  =========  =========

  The Company has excluded all outstanding stock options and shares subject to repurchase from the calculation of diluted net loss per share for the three months and nine months ended December 31, 2001 because all such securities are anti- dilutive due to the Company's net loss for the respective periods. The total number of shares excluded from the calculation of diluted net loss per share for the three months and nine months ended December 31, 2001 was 49,576,266 and 48,348,304, respectively. Included in these shares are options to purchase 40,170,366 and 37,328,763 shares, respectively, of Common Stock that have exercise prices greater than the average market price of a share of Common Stock. For the three months and nine months ended December 31, 2000, options to purchase 10,159,673 and 3,578,547 shares, respectively, of Common Stock were not included in the calculation of diluted net income per share because the exercise price of the options was greater than the average market price of a share of Common Stock. The effect of converting 13,997,760 shares of Common Stock from outstanding Convertible Notes issued in February 2000 was not included for any periods in diluted net income (loss) per share because the assumed conversion would be anti-dilutive.

  COMPREHENSIVE INCOME (LOSS) - The Company follows Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 requires unrealized gains or losses on the Company's available- for-sale securities and foreign translation adjustments, which have been included in stockholders' equity and excluded from net income, to be included in comprehensive income. For the three months ended December 31, 2001, total comprehensive loss was approximately $6.1 million compared to comprehensive income of approximately $33.6 million for the same period last year. For the nine months ended December 31, 2001, total comprehensive loss was approximately $41.2 million compared to comprehensive income of approximately $63.0 million for the same period last year.

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

  The Company is required to adopt SFAS 141 and SFAS 142 on a prospective basis as of April 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. As a result of implementing these new standards, amortization of existing goodwill will cease as of March 31, 2002. Application of the amortization provisions of SFAS 142 is expected to result in an increase in net income from fiscal 2002 to fiscal 2003 of approximately $69.4 million. During fiscal 2003, the Company will perform the first of the required impairment tests of goodwill. The Company has not yet determined the effect on earnings or financial position which will result from the impairment test.

  In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS 121 and the provisions of APB 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" with regard to reporting the effects of a disposal of a segment of a business. SFAS 144 retains many of the provisions of SFAS 121 but significantly changes the criteria that would have to be met to classify an asset as held for disposal such that long-lived assets to be disposed of other than by sale are considered held and used until disposed of. In addition, SFAS 144 retains the basic provisions of APB 30 for presentation of discontinued operations in the statement of operations but broadens that presentation to a component of an entity. The Company will apply SFAS 144 beginning April 1, 2002. The Company is currently evaluating the potential impact, if any, the adoption of SFAS 144 will have on its financial position and results of operations.

  DERIVATIVE FINANCIAL INSTRUMENTS - The Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS 138, in the first fiscal quarter of fiscal 2002. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities, and requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of any hedges, must be recognized currently in earnings. All of the Company's derivative financial instruments are recorded at their fair value in prepaid expenses and other assets. The transition adjustment upon adoption of SFAS 133 was not material.

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

  STOCK REPURCHASE - In April 2001, the Company's Board of Directors authorized the purchase of an additional 20.0 million shares of the Company's Common Stock from time to time in the open market. The Company repurchased 10.5 million of its Common Stock for a total cash outlay of approximately $139.9 million for the nine months ended December 31, 2001. The Company repurchased 375,000 shares of its Common Stock for a total cash outlay of approximately $13.7 million for the nine months ended December 31, 2000. As of December 31, 2001, the Company had 13.3 million shares remaining that are authorized for repurchase. Repurchases generally help offset dilution from stock issued under the Company's employee stock option and stock purchase plans. The timing and size of any future stock repurchases are subject to market conditions, stock prices, the Company's cash position and other cash requirements going forward.

  RESTRUCTURING COSTS - In April 2001, the Company announced a restructuring program to focus the Company's efforts towards concentrating on its strongest opportunities, reducing operating expenses and improving the Company's allocation of resources. The restructuring included a worldwide workforce reduction, consolidation of excess facilities and restructuring of certain business functions. As a result of the restructuring program, the Company recorded restructuring costs of approximately $17.3 million, which were classified within operating expenses in the quarter ended June 30, 2001. The restructuring program resulted in the reduction of approximately 500 employees across all business functions and geographic regions. The worldwide workforce reductions started in April 2001 and employees were terminated in the quarter ended June 30, 2001. The Company recorded a workforce reduction charge of approximately $10.1 million relating primarily to severance and fringe benefits. The consolidation of excess facilities included the closure of certain corporate facilities and sales offices related to business activities that have been exited. The Company recorded a restructuring charge of approximately $3.7 million for excess facilities relating primarily to lease termination fees and non-cancelable lease costs. The Company also recorded other charges of approximately $3.5 million relating primarily to payments to third parties to terminate contractual agreements related to the business activities being exited.

  A summary of the restructuring costs is outlined as follows (in thousands):

                                                         Termination
                                           Consolidation   of Other
                                Workforce   of Excess    Third-Party
                                Reduction   Facilities    Agreements     Total
                                ---------  ------------  ------------  ---------
Provision recorded at
  restructuring                $  10,149  $      3,719  $      3,463  $  17,331
Cash payments                     (9,036)         (500)         (596)   (10,132)
                                ---------  ------------  ------------  ---------
Balance, June 30, 2001         $   1,113  $      3,219  $      2,867  $   7,199
Non-cash charges                     ---           ---          (856)      (856)
Cash payments                       (730)         (318)       (1,852)    (2,900)
                                ---------  ------------  ------------  ---------
Balance, September 30, 2001    $     383  $      2,901  $        159  $   3,443
Cash payments                        (74)         (162)          ---       (236)
                                ---------  ------------  ------------  ---------
Balance, December 31, 2001     $     309  $      2,739  $        159  $   3,207
                                =========  ============  ============  =========

  The Company had substantially completed the implementation of its restructuring program as of September 30, 2001. Remaining cash expenditures relating to workforce reductions and termination of agreements will be paid in April 2002. Amounts related to the net lease expenses due to the consolidation of facilities will be paid over the respective lease terms through fiscal 2006. The Company's estimated costs to exit these facilities are based on available commercial rates. The actual loss incurred in exiting these facilities could exceed the Company's estimates.

  Legal Proceedings - On July 3, 2001, a purported derivative lawsuit, entitled Krim v. Levy, et al., No. CV799591 (Supr. Ct. Santa Clara Cty.), was filed. Defendants' demurrer to the complaint was sustained with leave to amend on September 18, 2001. An amended complaint was filed on September 24, 2001. The complaint names as defendants the Company's Board of Directors and certain unnamed persons. The Company is a nominal defendant. The complaint alleges that defendants breached their fiduciary duties to the Company by deciding to invest in and to purchase Catapulse Inc. The complaint seeks various equitable remedies and compensatory and special damages in unspecified amounts plus legal fees and costs from the defendants. The Court held a hearing on January 14, 2002 regarding the defendants' demurrer to the amended complaint. On January 22, 2002, the Court issued an order overruling defendants' demurrer. The Company and the other defendants believe that the claims asserted in this action are without merit and intend to defend against them vigoriously.

From time to time, the Company is subject to legal claims. Historically, the cost of resolution of these claims has not been significant. However, any adverse outcome of current or future lawsuits against the Company may result in a material adverse effect on the Company's financial condition.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include without limitation statements regarding the following: our beliefs and expectations about restructuring costs and related payments and our restructuring program; our beliefs and expectations regarding recent accounting pronouncements, the impact of SFAS 142 on amortization and our net income and SFAS 144; our beliefs and expectations regarding our revenues, operating results and revenue recognition; our beliefs and expectations regarding international sales, our revenues and international operations; our belief that expected cash flow from operations, existing cash, cash equivalents and short-term investments will be sufficient to meet our cash requirements; our beliefs and expectations regarding our future growth and financial performance; our beliefs and expectations regarding broad market acceptance of off-the-shelf products; our beliefs and expectations regarding the development of industry standards; our beliefs and expectations about the industry and market for our products and services and about the Internet and intranet environments; our beliefs regarding product-development investments; our beliefs and expectations regarding competition and our ability to compete including the elements on which we compete; our beliefs and expectations regarding our information-technology infrastructure and our work force; our beliefs and expectations regarding the conversion to the Euro currency; our beliefs and expectations regarding hiring and retaining qualified individuals and the efforts and abilities of senior management personnel; our beliefs and expectations regarding our future revenue growth and our ability to expand our direct sales force and maintain a high level of consulting, training and customer support; our beliefs and expectations regarding our development, distribution and marketing strategies and our strategic relationships; our beliefs and expectations regarding errors or defects in our products; our beliefs and expectations regarding the scope of United States patent protection; our beliefs and expectations regarding infringement claims; our beliefs and expectations regarding past and future acquisitions and accounting practices and amortization related to such acquisitions; our beliefs and expectations regarding foreign currency exchange rate and interest rate risks; beliefs, intentions and expectations regarding legal proceedings and litigation matters; and our beliefs and expectations regarding our offering of both licenses and hosted development services. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. These risks and uncertainties include without limitation those identified in the section of this quarterly report on Form 10-Q entitled "Factors That May Affect Future Results" below. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report on Form 10-Q.

As used in this quarterly report on Form 10-Q, unless the context otherwise requires, the terms "we," "us," "the Company" and "Rational" refer to Rational Software Corporation, a Delaware corporation, and its subsidiaries.

Overview

Our revenues are derived from product license fees and charges for services, including technical consulting, training and customer support. In accordance with generally accepted accounting principles, our software license revenues are generally recognized when a customer purchase order has been received and accepted, the software product has been shipped, there are no uncertainties surrounding product acceptance, the fees are fixed or determinable and collection is considered probable. For customer license agreements that meet these recognition criteria, the portion of the fees related to software licenses is generally recognized in the current period, while the portion of the fees related to services is recognized as the services are performed. Revenues from consulting and training are recognized when earned. Our license agreements do not provide a right of return and reserves are maintained for potential credit losses.

Comparative Analysis of Operating Results for the Three and Nine Months Ended December 31, 2001 and December 31, 2000

Revenues

Total revenues for the three- and nine-month periods ended December 31, 2001 decreased 21% and 11%, respectively, from the corresponding prior year periods.

Net product revenues. Net product revenues for the three- and nine-month periods ended December 31, 2001 decreased 40% and 31%, respectively, from the corresponding prior year periods. The decrease in product revenues was a result of reduced sales across the majority of our products due primarily to the slowdown in the economy and reduced spending on information technology.

Consulting and support revenues. Consulting and support revenues for the three- and nine-month periods ended December 31, 2001 increased 7% and 17%, respectively, from the corresponding prior year periods. The net increase in consulting and support revenues was a result of increased renewals of our customer support arrangements.

International sales. Revenues from international product sales and consulting and customer support accounted for 43% of total revenues for both the three- and nine-month periods ended December 31, 2001, compared to 43% and 41%, respectively, of total revenues for the corresponding prior year periods. We expect international sales to continue to account for a major portion of total revenues in future periods, although the percentage of international revenues could fluctuate from period to period due to economic or other factors in international regions. Our international sales are priced principally in local currencies. We enter into short-term forward currency contracts to hedge against the impact of foreign currency exchange rate fluctuations on balance sheet exposures denominated in currencies other than the local, or "functional," currency of our subsidiaries or us. The total amount of these contracts is approximately offset by the underlying assets and liabilities denominated in non-functional currencies and such contracts are carried at fair market value. The associated gains and losses were not material to our results of operations in any period presented.

Cost of Revenues

Cost of product revenues. Cost of product revenues consists principally of materials, packaging and freight, amortization of purchased technology and royalties. Cost of product revenues for the three- and nine-month periods ended December 31, 2001 increased 50% and 39%, respectively, from the corresponding prior year periods. These costs represented 15% and 14% of net product revenues for the three- and nine-month periods ended December 31, 2001, respectively, compared to 6% and 7%, respectively, of net product revenues for the corresponding prior year periods. The increases in period over period cost of product revenues and cost of product revenues as a percentage of product revenues were primarily a result of increased amortization of purchased technology related to the acquisitions of Catapulse Inc. and Attol Testware completed in the quarter ended March 31, 2001.

Cost of consulting and support revenues. Cost of consulting and support revenues consists principally of personnel costs for training, consulting and customer support. Cost of consulting and support revenues for the three- and nine- month periods ended December 31, 2001 decreased 21% and 7%, respectively, from the corresponding prior year periods. These costs represented 21% of total consulting and support revenues for both the three- and nine-month periods ended December 31, 2001, respectively, compared to 29% and 27%, respectively, for the corresponding prior year periods. The decrease in cost of consulting and support revenues was primarily a result of a decrease in consulting revenues for the same periods. The decrease in cost of consulting and support revenues as a percentage of total consulting and support revenues was due primarily to a higher mix of higher margin support revenues versus lower margin consulting revenues.

Operating Expenses

Research and development. Research and development expenses for the three- and nine-month periods ended December 31, 2001 decreased 11% and increased 2%, respectively, from the corresponding prior year periods. These costs represented 25% and 26% of total revenues for the three- and nine-month periods ended December 31, 2001, respectively, compared to 22% and 23%, respectively, of total revenues for the corresponding prior year periods. The year over year decrease for the three-month period ended December 31, 2001 in expenditures for research and development was primarily related to cost efficiencies gained as a result of the February 2001 acquisition of Catapulse. The year over year increase for the nine-month period ended December 31, 2001 in expenditures for research and development was due to costs incurred in developing new product releases and existing products, together with Catapulse being in the initial stages of its development staffing efforts early in the prior year period.

Sales and Marketing. Sales and marketing expenses for the three- and nine-month periods ended December 31, 2001 decreased 18% and 8%, respectively, from the corresponding prior year periods. These costs represented 42% and 43% of total revenues for the three- and nine-month periods ended December 31, 2001, respectively, compared to 41% of total revenues for both the corresponding prior year periods. The decrease in expenditures for sales and marketing was due to lower commission related expenses as a result of lower sales.

General and administrative. General and administrative expenses for the three- and nine-month periods ended December 31, 2001 decreased 3% and increased 11%, respectively, from the corresponding prior year periods. These costs represented 8% of total revenues for both the three- and nine-month periods ended December 31, 2001 as compared to 7% and 6%, respectively, of total revenues for the corresponding prior year periods. The year over year net decrease for the three-month period ended December 31, 2001 in general and administrative expenses resulted primarily from a decrease in the expenditures spent on outside consultants, offset by an increase in the allowance for doubtful accounts due to the current economic environment. The year over year increase for the nine-month period ended December 31, 2001 in general and administrative expenses resulted primarily from an increase in the allowance for doubtful accounts.

Amortization of goodwill, purchased intangibles and deferred stock-based compensation. In the fourth quarter of fiscal 2001, we acquired Attol Testware and the remaining outstanding shares of Catapulse not already owned by Rational, both of which were accounted for under the purchase method of accounting. Accordingly, we recorded goodwill and purchased intangibles representing the excess of the purchase price paid over the fair value of the net assets acquired. In fiscal 2000, we acquired ObjecTime Limited, which was also accounted for under the purchase method of accounting. The goodwill and purchased intangibles are being amortized over their expected useful lives, which were determined to be from one to four years. Also as part of the acquisitions of Attol Testware and the remaining outstanding shares of Catapulse in fiscal 2001, we recorded approximately $295.0 million of deferred stock-based compensation relating to the unvested stock options and restricted stock assumed in the acquisitions. In fiscal 2000, in connection with the grant of certain stock options to employees of Catapulse, the results of which were consolidated with Rational's results, we recorded deferred stock-based compensation of approximately $3.0 million representing the difference between the deemed fair value of the Common Stock for accounting purposes and the exercise price of these options at the date of grant. Amortization of goodwill, purchased intangibles and deferred stock-based compensation was approximately $36.1 million and $108.4 million for the three- and nine-month periods ended December 31, 2001, respectively, as compared to approximately $4.8 million and $11.8 million, respectively, for the corresponding prior year periods. The period over period increase was primarily due to additional amortization of goodwill, purchased intangibles and deferred stock-based compensation related to the acquisitions of Catapulse and Attol Testware.

Restructuring costs. In April 2001, we announced a restructuring program to focus our efforts towards concentrating on our strongest opportunities, reducing operating expenses and improving our allocation of resources. The restructuring included a worldwide workforce reduction, consolidation of excess facilities and restructuring of certain business functions. As a result of the restructuring program, we recorded restructuring costs of approximately $17.3 million, which were classified within operating expenses in the quarter ended June 30, 2001.

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

Consolidation of excess facilities

The consolidation of excess facilities included the closure of certain corporate facilities and sales offices related to business activities that have been exited. We recorded a restructuring charge of approximately $3.7 million for excess facilities relating primarily to lease termination fees and non-cancelable lease costs.

Termination of other third-party agreements

We also recorded other charges of approximately $3.5 million relating primarily to payments to third parties to terminate contractual agreements related to the business activities being exited.

A summary of the restructuring costs is outlined as follows (in thousands):

                                                         Termination
                                           Consolidation   of Other
                                Workforce   of Excess    Third-Party
                                Reduction   Facilities    Agreements     Total
                                ---------  ------------  ------------  ---------
Provision recorded at
  restructuring                $  10,149  $      3,719  $      3,463  $  17,331
Cash payments                     (9,036)         (500)         (596)   (10,132)
                                ---------  ------------  ------------  ---------
Balance, June 30, 2001         $   1,113  $      3,219  $      2,867  $   7,199
Non-cash charges                     ---           ---          (856)      (856)
Cash payments                       (730)         (318)       (1,852)    (2,900)
                                ---------  ------------  ------------  ---------
Balance, September 30, 2001    $     383  $      2,901  $        159  $   3,443
Cash payments                        (74)         (162)          ---       (236)
                                ---------  ------------  ------------  ---------
Balance, December 31, 2001     $     309  $      2,739  $        159  $   3,207
                                =========  ============  ============  =========

We had substantially completed the implementation of our restructuring program as of September 30, 2001. Remaining cash expenditures relating to workforce reductions and termination of agreements will be paid in April 2002. Amounts related to the net lease expenses due to the consolidation of facilities will be paid over the respective lease terms through fiscal 2006. Our estimated costs to exit these facilities are based on available commercial rates. The actual loss incurred in exiting these facilities could exceed our estimates.

Minority Interest

On February 5, 2001, we completed the acquisition of the remaining outstanding shares of Catapulse not already owned by Rational. Catapulse was an entity already consolidated into Rational due to the significant influence Rational exercised over Catapulse prior to February 5, 2001. Catapulse incurred approximately $15.9 million and $40.2 million of operating expenses for the three- and nine-month periods ended December 31, 2000, respectively, and earned approximately $0.8 million and $2.7 million of interest income on cash balances for the three- and nine-month periods ended December 31, 2000, respectively. Minority interest, net of tax, for the three- and nine-month periods ended December 31, 2000 was approximately $5.7 million and $13.4 million, respectively. There was no minority interest recorded for the three- and nine-month periods ended December 31, 2001.

Other Income, net

Other income, net consists primarily of interest income, interest expense, and gains and losses due to fluctuations in currency exchange rates. Other income, net has fluctuated as a result of the amount of cash available for investment in interest-bearing instruments and from fluctuations in currency exchange rates. Other income, net decreased 65% and 43%, respectively, for the three- and nine-month periods ended December 31, 2001 from the corresponding prior year periods. The current year decrease was due primarily to lower interest income as a result of lower interest rates and lower average cash balances due to the repurchase of our Common Stock.

Income Taxes

The effective income tax rate benefit was 18% and 23% for the three- and nine-month periods ended December 31, 2001, respectively, as compared with an income tax rate of 45% and 46%, respectively, for the corresponding prior year periods. The changes in our effective tax rate were primarily due to the nondeductibility of certain accounting charges associated with our merger and acquisition activities. Excluding these accounting charges, our effective rate was 30% for both the three- and nine-month periods ended December 31, 2001 and 2000. The provision for (benefit from) income taxes for the three- and nine-month periods ended December 31, 2001 and 2000 differ from the provision for (benefit from) income taxes computed at the federal statutory income tax rate due primarily to the impact of nondeductible merger and acquisition charges and foreign and state income taxes offset by earnings permanently reinvested in offshore operations and research credits.

Liquidity and Capital Resources

At December 31, 2001, we had cash, cash equivalents and short-term investments of $958.6 million and working capital of $834.5 million. Net cash provided by operating activities for the nine months ended December 31, 2001 was composed primarily of the net loss plus noncash charges for depreciation and amortization, tax benefit of stock option exercises, compensation expenses related to stock options, a decrease in accounts receivable and an increase in deferred revenues. These were offset primarily by increases in prepaid expenses and other assets and decreases in accounts payable, accrued employee benefits and other accrued expenses, income taxes payable, accrued merger and integration expenses and net deferred tax liability. Net cash provided by investing activities resulted primarily from a net decrease in short-term investments offset by software technology and capital expenditure purchases. Net cash used in financing activities resulted primarily from cash used to repurchase our Common Stock, offset by net proceeds received from issuance of Common Stock under the employee stock plans, net proceeds received from reissuance of treasury stock under employee stock plans and proceeds from the repayment of receivables from stockholders.

In April 2001, the Board of Directors authorized the purchase of an additional 20.0 million shares of our Common Stock from time to time in the open market. Through December 31, 2001, we had repurchased a total of 30.7 million shares of our Common Stock, including repurchases authorized in April 1998 and October 1998, for a total cash outlay of approximately $375.5 million. Repurchases help offset dilution from stock issued under our stock option and stock purchase plans.

In fiscal 2000, we completed an offering of 5% Convertible Subordinated Notes in the aggregate principal amount of $500.0 million (the Notes), which mature on February 1, 2007. The interest on the Notes is payable on February 1 and August 1 of each year. The Notes are convertible into shares of our Common Stock at any time prior to the close of business on the maturity date, unless previously redeemed, at a conversion price of $35.72 per share, subject to anti-dilution adjustments.

We believe that expected cash flow from operations combined with existing cash, cash equivalents and short-term investments will be sufficient to meet our cash requirements for the next 12 months and the foreseeable future.

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

Although we have experienced growth in revenues in recent years, there can be no assurance that, in the future, we will sustain revenue growth or be profitable on a quarterly or annual basis. For example, our operating results were below the expectations of some securities analysts' for the fiscal quarter ended September 30, 2001. The revenues and operating income (exclusive of nonrecurring operating and acquisition related expenses) experienced by us in recent quarters are not necessarily indicative of future results. As a result of these and other factors, our operating results are subject to significant variation from quarter to quarter, and we believe that period-to-period comparisons of our results of operations are not necessarily useful. If our operating results are below certain investors' or securities analysts' expectations, the prices of our Common Stock and Convertible Notes could decline.

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
    support the development of the new set of emerging standards and tools for building Web Services applications develop and market a broader line of products for programming languages such as C#, C/C++, Visual Basic and Java; and
    continually support the rapidly changing standards and technologies used in the development of Web-based applications as well as off-the-shelf products.

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

International sales accounted for approximately 41% of our revenues in fiscal 2001, 41% in 2000, 40% in 1999 and 43% for the nine months ended December 31, 2001. We expect that international sales will continue to account for a significant portion of our revenues in future periods. The results of our international operations have declined in the most recent period. Our business would be harmed if our international operations experienced a further material downturn. In addition, international sales are subject to inherent risks, including:

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

In January 1999, the new ''Euro'' currency was introduced in certain European countries that are part of the European Monetary Union, or EMU. Beginning in January 2002, all EMU countries began operating with the Euro as their single currency. A significant amount of uncertainty exists as to the effect the Euro will have on the marketplace. We are not aware of any material operational issues or costs associated with preparing internal systems for the Euro. However, we do utilize third- party vendor equipment and software products that may or may not be EMU-compliant. The failure of any critical components to operate properly after introduction of the Euro may harm our business or results of operations or require additional costs to remedy these problems.

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

We expect that we will be increasingly subject to infringement claims as the number of products and competitors grows and the functionality of products in different industry segments overlaps. Third parties may assert infringement claims against us in the future and their claims may or may not be successful. We could incur substantial costs in defending ourselves and our customers against third party claims. Parties making their claims may be able to obtain injunctive or other equitable relief that could effectively block our ability to sell our products in the United States and abroad and could result in an award of substantial damages against us. In the event of a claim of infringement, we may be required to obtain one or more licenses from third parties. We cannot be sure that we can obtain necessary licenses from third parties at a reasonable cost, or at all. Defense of any lawsuit or failure to obtain any required license could delay shipment of our products and increase our costs.

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

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk, including changes in interest rates and currency exchange rates. To manage the volatility relating to these exposures, we employ established policies and procedures to manage our exposure to fluctuations in interest rates and changes in known or forecasted currency exchange rates. As of December 31, 2001 no significant changes concerning market risk have occurred since our Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

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

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

On July 3, 2001, a purported derivative lawsuit, entitled Krim v. Levy, et al., No. CV799591 (Supr. Ct. Santa Clara Cty.), was filed. Defendants' demurrer to the complaint was sustained with leave to amend on September 18, 2001. An amended complaint was filed on September 24, 2001. The complaint names as defendants the Company's Board of Directors and certain unnamed persons. The Company is a nominal defendant. The complaint alleges that defendants breached their fiduciary duties to the Company by deciding to invest in and to purchase Catapulse Inc. The complaint seeks various equitable remedies and compensatory and special damages in unspecified amounts plus legal fees and costs from the defendants. The Court held a hearing on January 14, 2002 regarding the defendants' demurrer to the amended complaint. On January 22, 2002, the Court issued an order overruling defendants' demurrer. The Company and the other defendants believe that the claims asserted in this action are without merit and intend to defend against them vigoriously.

From time to time, the Company is subject to legal claims. Historically, the cost of resolution of these claims has not been significant. However, any adverse outcome of current or future lawsuits against the Company may result in a material adverse effect on the Company's financial condition.

ITEM 6 - Exhibits and Reports on Form 8-K

 (a) Exhibits: None

(b) Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RATIONAL SOFTWARE CORPORATION

(Registrant)

By:	/s/ Timothy A. Brennan

Timothy A. Brennan
Senior Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer and Chief Accounting Officer) February 12, 2002