Form 10-K
period 2002-03-31
RATIONAL SOFTWARE CORP
filed 2002-06-26
CIK 722056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______.

Commission File Number 0-12167

RATIONAL SOFTWARE CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	54-1217099 (I.R.S. Employer Identification Number)

18880 Homestead Road, Cupertino, CA (Address of principal executive offices)	95014-0721 (Zip Code)

Securities registered pursuant to Section 12(b) of the Act: Securities registered pursuant to Section 12(g) of the Act:	None Common Stock, par value $0.01 per share (Title of Class)

408-863-9900
(Registrant’s telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

At May 31, 2002, the aggregate market value of Registrant’s voting stock held by nonaffiliates was $2,153,115,153. For the purposes of the preceding sentence only, “affiliates” is deemed to consist of executive officers and directors. At May 31, 2002, there were 194,571,921 shares of the Registrant’s Common Stock, $0.01 par value, outstanding.

Unless indicated otherwise, all Common Stock share numbers and prices have been adjusted to reflect Rational Software Corporation’s May 1995 1:3 reverse stock split, July 1996 2:1 forward stock split, accomplished by means of a stock dividend, and September 2000 2:1 forward stock split, accomplished by means of a stock dividend.

Certain sections of the Registrant’s definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be held on August 15, 2002, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

An Index to Exhibits Begins on Page 69

This annual report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, without limitation, statements regarding the following: the software development industry; our goals, mission and strategies, including our strategies regarding customers and customer relationships, the software development community, investing in research and development, acquiring or investing in other technologies or products, relationships with software and hardware vendors, development, marketing, distribution and strategic relationships; our products, services and technologies; our product development; increasing our share of target markets; licensing; our life cycle support for team-based development; revenues, operating results, growth, financial performance and international sales and business; competition, competitors and our ability to compete; trademark and copyright protections; infringement claims; market acceptance of off-the-shelf products and software development tools; the development of industry standards; expanding our sales force and maintaining a high level of consulting, training, and customer support; managing our resources and growth; attracting, hiring and retaining qualified individuals and the abilities of senior management; errors or defects in products; international activities and proprietary rights; the scope of United States patent protection; past and future acquisitions; our existing facilities and the availability of additional space; legal proceedings and litigation matters; the use of available funds and our intentions regarding dividends; critical accounting policies relating to consolidated financial statements and the implementation, adoption and impact of accounting standards and policies; revenue recognition; goodwill, purchased intangibles and the allocation of acquisition costs; valuing in-process research and development in connection with acquisitions; deferred income tax assets; our restructuring program and restructuring costs and related payments; liquidity and cash flow and the sufficiency of cash, cash equivalents, and short-term investments; foreign currency exchange rate and interest rate risk; the stock repurchase program; anticipated stock-based awards; our intentions regarding issuances of options; and the purpose of our employee compensation plans. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. These risks and uncertainties include, without limitation, those identified in the section of this annual report on Form 10-K entitled “Factors That May Affect Future Results” below. Rational undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this annual report on Form 10-K.

As used in this annual report on Form 10-K, unless the context otherwise requires, the terms “we,” “us,” “the Company,” and “Rational” refer to Rational Software Corporation, a Delaware corporation, and its subsidiaries.

PART I

ITEM 1—BUSINESS

Overview

Incorporated under the laws of Delaware in July 1982, we are a leading provider of integrated solutions that automate the software development process. Our integrated solutions include unified tools, software engineering best practices, and services that allow customers to successfully and efficiently develop and deploy software. Our solutions help customers organize, automate, and simplify the software development process and enable them to gain a competitive advantage by consistently developing higher quality software in less time. Our solutions help customers build and deploy software in three categories:

•
Business applications automate Web, e-commerce, and core business processes such as sales force automation, order entry and processing, billing and collections, finance and accounting, distribution, inventory management, customer relationship management, and human resources management. Our solutions help customers build and deploy both internal and customer-oriented applications and manage the deployment and integration of commercial business systems.

•
Software products and systems include software that is produced as a product or as part of a product strategy. Our solutions help customers build a wide range of commercial and custom software products distributed in business-to-business and business-to-consumer markets. Examples include commercial off-the-shelf products, application servers and operating systems, and software packaged with consumer goods, medical, industrial, and business equipment, such as MP3 players, global positioning systems (GPS), and digital cameras.

•
Embedded systems and devices is a subcategory of software products and systems. Our solutions help customers build real-time and embedded software that drives the intelligence of personal digital assistants (PDAs), mobile phones and telecommunication equipment, medical devices, automobiles, industrial automation equipment, and process control systems.

Industry Background

The ubiquity of technology in business and everyday life is driving increasing demand for software development. Software is essential to the development of: business systems and Web sites; communication devices, such as routers, hubs, and switches; medical devices; industrial goods, such as robotics instruments and airplanes; and consumer products, such as mobile phones, PDAs, and automobiles.

The challenge many organizations face is that their demand for software outpaces their ability to cost-effectively design and build software. According to the Standish Group, the majority of software development projects fail to meet their objectives, either because they were delivered late, lack required functionality, or cost more than was initially budgeted. Such systemic failure stirs organizations to seek more effective approaches to software development by implementing processes and tools that can improve project predictability and reduce project risk. By upgrading their best practices, applying advanced tools, and leveraging the expertise of experienced vendors, organizations are finding that they can improve their ability to deliver quality software on time.

Software development organizations typically include software development executives, project managers, and skilled practitioners such as analysts, developers, and testers, each of which faces a unique set of software development goals and challenges.

•
Software development executives seek to maximize business results by improving the organization’s global return on its technology investments. To the chief information officer or executive sponsor of a project, failure can result in missed market opportunities, increased competitive threats, and company losses far in excess of the project’s nominal cost. Consequently, the organization’s choices of tooling and process standards are key strategic decisions.

•
Project leaders are tasked with ensuring project success. The project leaders are frequently challenged with shifting deadlines and budgets, insufficient technical resources, and the need to get practitioners up-to-speed quickly on new projects and technologies.

•
Skilled Practitioners include software architects, analysts, developers, and testers who design, build, test, and deploy software. These practitioners are challenged by everyday stumbling blocks that collectively impede project progress, such as too many meetings, project changes, rework, and code fixes inadvertently “undone” by other team members.

The Rational Solution

Our integrated solution comprises software development tools, software engineering best practices, and professional services that help liberate members of software development teams from obstacles that impede their success. Our platform for software development frees project team members to focus on key activities in the software life cycle. We also offer a range of services to help customers better implement our solution. Our goal is to help organizations achieve software development success with greater consistency and predictability.

Our products and services:

•	Reduce time-to-market. Our products help organizations improve both individual and team productivity, reducing the time required to develop and deploy quality software.

•
Improve software quality.    Our solution allows testers and developers to more quickly verify the reliability and functionality of their software. Using our solution, teams can apply more automated testing techniques earlier in the product development cycle and uncover errors when they are significantly less costly to fix.

•
Foster creativity.    Our solution reduces the time and cost of modeling alternative technology approaches, encouraging both individuals and teams to explore a wider range of solutions to business problems.

•
Preserve platform flexibility.    We support all major software execution platforms, including Java, .NET, and embedded platforms, enabling our customers to choose the development and execution environment that’s right for them.

•	Reduce project risk. We give teams the tools and methodology to explore higher-risk elements of their projects early on, when changes are significantly easier and less costly to implement.

•
Improve application performance.    We help customers identify performance bottlenecks and understand the impact of alternative deployment scenarios. Users of our solutions can estimate the performance of client/server, Internet, Enterprise Resource Planning (ERP), Web Services, and other applications under a variety of potential operating conditions.

•
Improve process maturity.    Our integrated solution helps customers improve both the predictability and repeatability of their software development processes. Our products automate collection and distribution of project metrics and encourage teams to adopt proven software engineering best practices.

•
Manage change more effectively.    Our products safeguard organizations’ software development assets and help teams track and manage changes to evolving source code, software development artifacts, and Web content. Our solution helps teams leverage technical resources wherever they are located and allows multiple team members to work on the same project simultaneously.

Our Strategy

Our mission is to ensure the successful software development efforts of our customers. Our strategy is to build customer relationships by offering an integrated set of tools, best practices, and services. Key components of our strategy include:

•
Increasing adoption of our integrated solution.    While we are a leading provider of integrated solutions that automate the software development process, we believe we currently serve only a small portion of our potential market. We intend to continue to target new customers based on the proven benefits of our integrated solution. In addition, we intend to increase penetration of existing customers by demonstrating the benefits of additional products and services.

•
Extending product leadership.    We intend to continuously improve the functionality of our products and services to meet the evolving needs of our customers. We intend to continue to leverage our strong relationship with the software development community and our industry knowledge and expertise to ensure that we maintain our product leadership. In addition, we will continue to invest significant resources in research and development (R&D) to improve our existing products and develop new products.

•
Acquiring or investing in complementary products.    To achieve our objective of providing the most comprehensive software development solution, we have from time to time acquired businesses, products, or technologies that are complementary to our business. For example, our acquisition of Catapulse Inc. (Catapulse) extended our capabilities in the area of hosted development services, which are designed to be delivered to users over the Internet, and our acquisition of Attol Testware (Attol) extended our product capabilities for our embedded systems and devices customers. We intend to acquire or invest in other leading technologies that address the needs of our customers and that we can integrate into our product family.

•
Strengthening key strategic alliances.    We will continue to develop long-term relationships with leading software and hardware vendors to enhance the utility of our products, increase our exposure to potential users, and expand our customer base. Consistent with this strategy, we have entered into close strategic alliances with IBM and Microsoft that span co-development, co-licensing, and co-marketing of tightly integrated technology solutions. In addition, our strong strategic relationships with Intel, Hewlett-Packard, Sun Microsystems, BEA Systems, Borland, and other leading technology providers expand our market reach through joint technology development, marketing, and distribution.

Products and Services

Rational Unified Process

Rapid delivery of high-quality software requires cohesive teamwork and a predictable, well-understood process. We satisfy this need with the Rational Unified Process, a set of software engineering best practices optimized for rapid development of high-quality software. The Rational Unified Process enables teams to choose the process components that are right for their specific project needs. Its entire contents—including prescriptive guidelines, templates, and examples—can be directly accessed from any Rational tool through seamless integrations that make the process practical. When combined with our comprehensive services and team unifying tools, the Rational Unified Process serves as a recipe for rapid delivery of high-quality software.

Rational Integrated Solutions

Our products span the software development life cycle. They are available in individual editions that address the unique needs of specific practitioners, such as analysts, testers, and developers. In addition, many of our products are available in tightly integrated suite editions. Our suite editions unify cross-functional teams by automating the flow of project artifacts and providing shared access to common data. They provide an easy way for customers to acquire and deploy complete software development solutions.

Rational Suite

The Rational Suite product family provides tightly integrated solutions that make it easy for customers to acquire and deploy complete software development solutions. We design each suite around the unique needs of the practitioners on the project team. Each suite also includes a core set of team-unifying tools that provide common access to process guidance, project metrics, requirements information, test artifacts, defect, and change tracking information, and versioned development artifacts.

•
Rational Suite AnalystStudio is the answer to the problems facing many of today’s analysts. Analysts are responsible for collecting, managing, and communicating project requirements to the entire team. Rational Suite AnalystStudio optimizes the analyst’s effectiveness by combining powerful tools that collect enhancement requests, manage requirements information, collect and publish project metrics, and visually model use cases for better communication.

•
Rational Suite DevelopmentStudio is a complete solution for software architects and developers. Architects and developers are responsible for designing software systems and developing code. Rational Suite DevelopmentStudio combines the power of visual modeling for software design with run-time testing to improve the quality of code before it is handed off to quality assurance professionals.

•
Rational Suite DevelopmentStudio RealTime Edition provides an integrated solution for software teams developing real-time embedded software applications used in cell phones, pagers, routers, hubs, automobiles, airplanes, and other products. It combines the power of visual modeling and automated testing with advanced features optimized for real-time engineering.

•
Rational Suite TestStudio is a fully integrated suite of testing tools that automates test planning, test development, test execution, metrics reporting and analysis, and defect tracking of client/server, Java, Web, and ERP applications. It provides a seamless testing process, software configuration management, and test management. Designed for testing and quality assurance professionals who ensure that software systems meet quality standards and user requirements, it ensures a common set of testing tools, methods, metrics, and data for the project team.

•
Rational Suite ContentStudio combines software development solutions with advanced content management tools to provide a comprehensive solution for code and content management. Rational Suite ContentStudio makes it possible for development teams to more easily manage the development and deployment of sophisticated e-business applications that comprise both software application code and Web content.

•
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

•
The Rational ClearCase family is our software configuration management solution. Rational ClearCase accelerates development cycles, ensures the accuracy of releases, and enables teams to reliably build and patch previously shipped products. It provides secure and reliable access to project artifacts, allowing teams to share their work. ClearCase maintains a full audit trail of who changed what, when, where, and why; manages multiple versions of software artifacts; and reliably performs ‘‘builds’’ of software systems. Rational ClearCase MultiSite supports geographic distribution of software development teams working on shared sets of artifacts. Rational ClearCase LT is a reliable, entry-level version software configuration management tool designed for small project workgroups.

•
The Rational ClearQuest family provides flexible defect tracking/change request management for tracking and reporting defects and other types of change requests throughout the development life cycle. Rational ClearQuest provides reliable project metrics, is fully customizable, and helps project teams ensure that change occurs in a managed fashion. Rational ClearQuest MultiSite is an optional add-on solution for Rational ClearQuest that supports synchronized development across geographically distributed sites.

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

Requirements Management Solutions

Rational RequisitePro makes requirements management intrinsic to the development process by making requirements easy to document, organize, and track throughout the project life cycle. Rational RequisitePro enables team-based requirements management. RequisitePro supports enterprise databases, and can be used with the Windows client or from any platform using the full-featured Web interface.

Visual Modeling Solutions

•
The Rational Rose family is a set of Unified Modeling Language (UML)-based software modeling tools for designing component-based applications. The UML, pioneered by Rational and officially adopted as a standard by the Object Management Group (OMG), is the industry-standard language for specifying, visualizing, constructing, and documenting the artifacts of a software system. COM, ActiveX, and JavaBean components can be reverse-engineered to derive interfaces and determine the interrelationships of all components within a model. Rose gives developers the ability to mix and match multiple languages, such as C++, Visual Basic, and Java, within the same model. Rational XDE, an enhancement to the modeling technology of Rational Rose, provides an extended development environment that adds rich modeling and forward- and reverse-engineering capabilities to the Microsoft® Visual Studio™ .NET, IBM WebSphere Studio Application Developer, and Eclipse Integrated Development Environment (IDE). This seamlessly integrated, extended development environment allows developers to perform free-form and UML modeling, apply code patterns, and leverage code templates without switching between different, non-integrated tools.

•
Rational Rose RealTime is a visual modeling environment designed specifically to address the needs of software teams that manage and deliver real-time software applications. Rational Rose RealTime combines market-leading visual modeling technology with advanced model execution and code generation technology. Rose RealTime also supports UML.

Automated Testing Solutions

Our solutions for automated testing help testers and developers verify the reliability and functionality of their software and improve its performance.

•
Rational Test RealTime provides a complete solution for testing and observing embedded, real-time, and networked systems created in cross-development environments. It provides comprehensive target-hosted testing, code coverage measurements, memory leak detection, and performance profiling from a single, integrated interface, and it is available on a wide range of embedded development platforms.

•
Rational TestManager provides control, management, and reporting of all test activities from a central point. It lets testers know immediately when a requirement has changed that impacts test cases and improves team productivity by making test results and progress toward goals immediately available to all team members.

•
Rational TeamTest automates functional, distributed-functional, regression and load testing for client/server, Java, Web, and ERP applications. It integrates defect tracking and test management capabilities to reduce the risk of deploying faulty applications.

•
Rational PurifyPlus automates run-time testing during development, assuring reliability, performance, and quality. It comprises three tools, which are also available individually: Rational Purify to locate hard-to-find memory leaks and run-time errors; Rational Quantify to pinpoint performance bottlenecks; and Rational PureCoverage to identify untested code and provide code-coverage analysis.

•
Rational Robot automates functional testing, including regression and smoke tests of Java, Web, ERP, and client/server applications developed in a wide variety of environments. This test automation solution offers reusability and portability of test recordings across platforms to provide one recording that plays back on all Windows platforms. It reduces the amount of time and manpower spent on functional testing and covers both visible and invisible objects.

•
Rational Visual Test automates functional testing of Windows applications created with any development tool. It produces reusable, maintainable, and extensible testing scripts directly from Microsoft Developer Studio.

Integrated Development Environment Solutions

Rational Apex is the centerpiece of an extensive family of Rational Ada tools that provide support for modern software practices throughout the software life cycle. It effectively controls large-scale development efforts, helping customers improve time-to-market while reducing risk and cost. It also makes large-scale software reuse possible by directly managing software architecture, significantly improving the efficiency of the overall software development process. Rational Apex runs on UNIX platforms and is available in versions that support the C/C++ and Ada programming languages for UNIX, Windows NT, and embedded applications.

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

In collaboration with our partners, we offer a wide range of professional services. These include tool and technology training delivered onsite or in public classes, onsite implementation planning, software engineer mentoring, and architecture and process consulting. We also offer a support program that entitles a licensee to receive all enhancements and upgrades to the licensed product that are published in the succeeding 12-month period, as well as certain other support services.

In addition, we offer our customers with active support contracts access to the Rational Developer Network. The Rational Developer Network is a web site that provides targeted content and skill-building resources and web-based training to our customers.

Business Alliances

We work with numerous strategic partners for business applications, software products and systems, and embedded systems and devices. In this context, we work with vendors such as Microsoft, IBM, Intel, Sun Microsystems, Oracle, Hewlett-Packard, SGI, BEA Systems, Borland, and others. These relationships may include joint technology development, marketing, and distribution arrangements and exchange of development plans and strategic directions. As a result of our relationship with Microsoft, Rational is able to provide integration with the Visual Studio .NET IDE and give developers an environment for developing .NET applications with powerful developer capabilities and functionality. We have also arranged with IBM to include our software configuration management technology in certain IBM products.

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

Our R&D staff, including product development, product support, and technical writing personnel, consisted of 1,236 employees as of May 31, 2002. Our total R&D expenses excluding related amortization of deferred stock-based compensation were approximately $176.8 million, $183.5 million, and $102.6 million in fiscal years 2002, 2001, and 2000, respectively.

Customers and Applications

Our comprehensive solution of software development tools and professional services is used by major organizations in many industry segments to design, build, and maintain complex software systems. No single customer accounted for 10% or more of revenues in fiscal 2002.

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

Our sales, marketing, and professional services organization consisted of 1,941 employees as of May 31, 2002. This organization operates out of corporate headquarters in Cupertino, California, and operations in Lexington, Massachusetts, and from field offices in other locations throughout North America, Europe, and the Asia/Pacific region. Our direct international operations are staffed almost exclusively by local personnel. Additionally, we also have distributors and resellers in the same regions.

In support of our sales efforts, our marketing department conducts comprehensive programs, which include:

•	maintenance of an extensive World Wide Web site;

•	an electronic subscription service for news announcements about us;

•	print and Web advertising;

•	an online customer magazine;

•	a customer-exclusive developer network;

•	public relations and industry analyst communications;

•	trade shows, technical seminars, web seminars, and the annual international Rational User Conference;

•	direct mail promotions and other mailings to keep our prospects and customers informed;

•	sales brochures, multi-media CDs, and technical papers; and

•	management of marketing activities and promotions with members of the Rational Unified Partners program.

International sales accounted for approximately 41% of our revenues in each of fiscal 2002, 2001, and 2000, and we expect that international sales will continue to account for a significant portion of our revenues in the future. International sales are subject to inherent risks, including:

•	unexpected changes in regulatory requirements and tariffs;

•	unexpected changes in global economic conditions;

•	difficulty in staffing and managing foreign operations;

•	longer payment cycles;

•	potentially adverse tax consequences;

•	price controls or other restrictions on foreign currency;

•	difficulty in obtaining export and import licenses;

•	costs of localizing products for some markets;

•	lack of acceptance of localized products in international markets; and

•	the effects of high local wage scales and other expenses.

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

Product Pricing

Our software licenses are generally perpetual, fully paid-up floating or node-locked licenses or sold on a per user basis. Floating licenses limit the number of simultaneous users on a network instead of being associated with a specific user or computer. Node-locked licenses limit a software license to a single computer. We also offer other kinds of licenses, such as project licenses that provide selected Rational tools to all the developers working on a specific project.

We also offer a support program that entitles a licensee to receive all enhancements and upgrades to the licensed product that are published in the succeeding 12-month period, as well as certain other support services. Under this support program, a licensee’s entitlement to enhancements, upgrades, and other support services is on an if-and-when-available basis. Annual fees for support generally range from 20% to 25% of the software license fee.

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

Competition

The industry for automating software application development and management is extremely competitive and rapidly changing. We expect to continue to experience significant and increasing levels of competition in the future. Bases of competition include:

•	corporate and product reputation;

•	innovation with frequent product enhancement;

•	breadth of integrated product lines and the availability of integrated suites and bundles;

•	product architecture, functionality, and features;

•	product quality, performance, and ease of use;

•	quality of support and availability of technical consulting services; and

•	price.

We face intense competition for each product in our product lines, generally from both Windows and UNIX vendors. Current and potential competitors in one or more of our markets include, among others, Applied Microsystems Corporation, Aonix, Artisan Components, Borland, Broadvision, CanyonBlue, Computer Associates, Compuware, Documentum, Elsinore Technologies, Embarcadero, Empirix, Fujitsu, I-Logix, Integrated Chipware, Interwoven, MagicDraw, Magna Solutions, Merant, Mercury Interactive, Microsoft, MKS, Object Domain Systems, Oracle, ParaSoft, Perforce, Popkin Software, Pragma Systems Corporation, RadView Software, Serena, Sitraka, Soffront Software, Softera Starbase Corporation, Stellent, Sybase, TeamShare, Telelogic, TogetherSoft, Vector Software, Visual Object Modelers, and WebGain, as well as numerous other public and privately held software application development and tools suppliers. Because individual product sales are often the first step in a broader customer relationship, our success will depend in part on our ability to successfully compete with numerous competitors at each point in their product lines.

We also face competition from software development tools and processes developed internally by customers, including ad hoc integrations of numerous stand-alone development tools. Customers may be reluctant to purchase products offered by independent vendors such as ours. As a result, we must educate prospective customers about the advantages of our products versus internally developed software quality systems.

We believe we are well-positioned to compete due to the combination of our:

•	integrated family of products supporting component-based development throughout the software development life cycle;

•	emphasis on controlled iterative development and visual modeling;

•	architecture-driven process;

•	extensive major-account direct sales and technical consulting organization; and

•	supporting channels such as telesales, VARs, distributors, and the World Wide Web.

We believe that the increased level of competition we observed in fiscal 2002 will continue to increase. Certain of our competitors are very experienced in the development of software engineering tools, databases, or software development products. Some of our competitors have, and new competitors may have, larger technical staffs, more established distribution channels, and greater financial resources than we do. There can be no assurance that either existing or new competitors will not develop products that are superior to our products or that achieve greater market acceptance. Our future success will depend in large part on our ability to increase our share of target markets and to license additional products and product enhancements to existing customers. Future competition may result in price reductions, reduced margins, or loss of sales, which in turn would have a material adverse effect on our business, results of operations, and financial condition.

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

Our software products are generally licensed to end users on a right-to-use basis pursuant to a perpetual license. We license our products primarily under “shrink-wrap” licenses (that is, licenses included as part of the product packaging). Shrink-wrap licenses are not negotiated with or signed by individual licensees and purport to take effect upon the opening of the product package. Certain provisions of such licenses, including provisions protecting against unauthorized use, copying, transfer, and disclosure of the licensed program, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some countries do not protect our proprietary rights to the same extent as do the laws of the United States.

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

Employees

We believe our success will depend in part on our continued ability to attract and retain highly qualified personnel in a competitive market for experienced and talented software engineers and sales and marketing personnel. Our employees are not represented by any collective bargaining organization, and we have never experienced a work stoppage. As of May 31, 2002, our employee base was as follows:

•	product development and support, 1,236 employees;

•	sales, marketing, and technical consulting, 1,941 employees;

•	finance and administration, 384 employees;

•	total personnel, 3,561 employees.

Financial Information about Geographic Areas

See Note 12 of Notes to Consolidated Financial Statements for financial information about geographic areas.

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers as of the date hereof.

Name	Position
Paul D. Levy	Founder and Chairman of the Board
Michael T. Devlin	Founder, Chief Executive Officer, and Director
Thomas F. Bogan	President and Chief Operating Officer
David H. Bernstein	Senior Vice President and General Manager, Products
Kevin J. Haar	Senior Vice President, Worldwide Field Operations
David J. Henshall	Vice President, Chief Financial Officer, Treasurer, and Secretary

Mr. Levy, age 46, co-founded Rational in 1981 and has served as Chairman of the Board since September 1996. Prior to April 1999, Mr. Levy also served as Chief Executive Officer of Rational.

Mr. Devlin, age 47, co-founded Rational in 1981, has served as Chief Executive Officer since April 1999, and is a Director. From September 1996 until April 1999, Mr. Devlin served as President of Rational. Prior to September 1996, Mr. Devlin served as Chairman of the Board of Rational.

Mr. Bogan, age 50, has served as Rational’s President since April 2000 and its Chief Operating Officer since April 1999. From July 1996 until April 1999, he served the Company in various other capacities, including as general manager of the testing business.

Mr. Bernstein, age 50, joined the Company in 1982 and has served as Senior Vice President and General Manager, Products, since 1996. Prior to this, he held various management positions with the Company, most recently Senior Vice President and General Manager, Object Technology Products.

Mr. Haar, age 45, joined the Company in 1986 and has served as Senior Vice President, Worldwide Field Operations since April 2000. Prior to April 2000, he held various management positions with the Company, most recently Senior Vice President, The Americas Field Operations.

Mr. Henshall, age 34, joined the Company in 1998, and has served as Rational’s Vice President, Chief Financial Officer, Treasurer, and Secretary since April 2002. From April 2001 until April 2002, Mr. Henshall served as Vice President, Finance and Administration, and Treasurer. From July 1999 until April 2001, Mr. Henshall served as the Company’s Treasurer. From February 1998 to July 1999, Mr. Henshall served as the Company’s Assistant Treasurer. From 1993 to 1998, he held various finance positions with Cypress Semiconductor Corporation.

Factors That May Affect Future Results

Significant unanticipated fluctuations in our quarterly revenues and operating results may cause us not to meet securities analysts’ or investors’ expectations and may result in a decline in the prices of our Common Stock and our Convertible Notes.

Our net revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. If our revenues, operating results, earnings, or future projections are below the levels expected by securities analysts, the prices of our Common Stock and Convertible Notes are likely to decline.

Factors that may cause quarterly fluctuations in our operating results include, but are not limited to:

•	global economic conditions;

•	decreased spending on technology due to adverse economic conditions;

•	the discretionary nature of our customers’ purchase and budget cycles;

•	difficulty predicting the size and timing of customer orders;

•	long sales cycles;

•	seasonal variations in operating results;

•	introduction or enhancement of our products or our competitors’ products;

•	changes in our pricing policies or the pricing policies of our competitors;

•	an increase in our operating costs;

•	whether we are able to expand our sales and marketing programs;

•	the mix of our products and services sold;

•	the level of sales incentives for our direct sales force;

•	the mix of sales channels through which our products and services are sold;

•	the mix of our domestic and international sales;

•	an increase in the level of our product returns;

•	fluctuations in foreign currency exchange rates;

•	changes in accounting pronouncements applicable to us;

•	costs associated with acquisitions; and

•	the impact of terrorist attacks and wars.

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

Although we experienced growth in revenues in years prior to the year ended March 31, 2002, there can be no assurance that, in the future, we will again achieve or maintain revenue growth or be profitable on a quarterly or annual basis. Nor can there be any assurance that, in the future, we will meet investors’ or securities analysts’ expectations. For example, our operating results were below the expectations of some securities analysts’ for the fiscal quarter ended September 30, 2001. The revenues and operating results experienced by us in recent quarters are not necessarily indicative of future results. As a result of the factors described above and other factors, our operating results are subject to significant variation from quarter to quarter, and we believe that period-to-period comparisons of our results of operations are not necessarily useful. If our operating results do not support the prices of our Common Stock or Convertible Notes or are below investors’ or securities analysts’ expectations, the prices of our Common Stock and Convertible Notes could decline.

Our future revenue recognition policy may be impacted by new forms of product licensing.

Our primary revenue recognition model is to recognize license revenues upon delivery of a software license. We anticipate offering for sale both licenses and hosted development services in the future. Hosted development services will be under the subscription style revenue recognition model and revenue will be recognized based on delivery of the service over time. If the hosted development service is sold in conjunction with, or as an option to, our perpetual license, there could be an impact on our revenue recognition policy.

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

Our future growth and financial performance depends on the development of industry standards that facilitate the adoption of component-based development, as well as enhance our ability to play a leading role in the establishment of those standards. For example, we led the development of the Unified Modeling Language, or UML for visual modeling, which was adopted by the Object Management Group, or OMG, a software industry consortium, for inclusion in its object analysis and design facility specification. The official sanction in the future of a competing standard by the OMG or the promulgation of a competing standard by one or more major platform vendors could harm our marketing and sales efforts and, in turn, our business.

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

The industry for automating software application development and management is extremely competitive and rapidly changing. We expect to continue to experience significant and increasing levels of competition in the future. Bases of competition include:

•	corporate and product reputation;

•
innovation with frequent product enhancement, including the support of the development of the new set of emerging standards and tools for building Web services applications and the support of rapidly changing standards and technologies used in the development of Web-based applications and off-the-shelf products;

•
breadth of integrated product lines and the availability of integrated suites and bundles, including the development of a broader line of products for programming languages such as C#, C/C++, Visual Basic and Java;

•
product architecture, functionality, and features, including the support of multiple platforms (including Microsoft Windows operating systems, Microsoft .NET, J2EE, IBM, UNIX, Linux and various embedded systems development platforms);

•	product quality, performance, and ease of use;

•	quality of support and availability of technical consulting services, including the use of the latest technologies to support Web-based development of business-critical applications; and

•	price.

We face intense competition for each product in our product lines, generally from both Windows and UNIX-based vendors. Current and potential competitors in one or more of our markets include, among others, Applied Microsystems Corporation, Aonix, Artisan Components, Borland, Broadvision, CanyonBlue, Computer Associates, Compuware, Documentum, Elsinore Technologies, Embarcadero, Empirix, Fujitsu, I-Logix, Integrated Chipware, Interwoven, MagicDraw, Magna Solutions, Merant, Mercury Interactive, Microsoft, MKS, Object Domain Systems, Oracle, ParaSoft, Perforce, Popkin Software, Pragma Systems Corporation, RadView Software, Serena, Sitraka, Soffront Software, Softera Starbase Corporation, Stellent, Sybase, TeamShare, Telelogic, TogetherSoft, Vector Software, Visual Object Modelers, and WebGain, as well as numerous other public and privately held software application development and tools suppliers. Because individual product sales are often the first step in a broader customer relationship, our success will depend in part on our ability to successfully compete with numerous competitors at each point in their product lines.

We believe that we will continue to experience increasing competition. Some of our competitors have, and new competitors may have, larger technical staffs, more established distribution channels, and greater financial resources than we do. There can be no assurance that either existing or new competitors will not develop products that are superior to our products or that achieve greater market acceptance. In addition, many of our strategic partners compete with each other and this may adversely impact our relationship with an individual partner or a number of partners.

We also face competition from the internal development teams of our customers. Potential customers may create their own software development tools and processes, including ad hoc integrations of stand-alone development tools from different vendors. Customers may be reluctant to purchase products offered by independent vendors such as ours. If we are unable to educate prospective customers about the advantages of our products versus internally developed software quality systems, our results of operations may be adversely affected.

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

International sales accounted for approximately 41% of our revenues in each of fiscal 2002, 2001, and 2000. We expect that international sales will continue to account for a significant portion of our revenues in future periods. The results of our international operations have declined in the most recent period. Our business would be harmed if our international operations experienced a further material downturn. In addition, international sales are subject to inherent risks, including:

•	unexpected changes in regulatory requirements and tariffs;

•	unexpected changes in global economic conditions;

•	adverse effects of terrorist attacks, political turmoil or wars;

•	difficulties in staffing and managing foreign operations;

•	difficulties in ensuring compliance with U.S. business and accounting standards and practices;

•	longer payment cycles;

•	potentially adverse tax consequences;

•	price controls or other restrictions on foreign currency;

•	difficulties in obtaining export and import licenses;

•	costs of localizing products for some markets;

•	lack of acceptance of localized products in international markets; and

•	the effects of high local wage scales and other expenses.

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

We believe that the hiring and retaining of qualified individuals at all levels in our organization will be essential to our ability to manage the development of our business and products successfully. Competition for highly qualified technical personnel is intense, and we may not be successful in attracting and retaining the necessary personnel, which may limit the rate at which we can develop products and generate sales. We will be particularly dependent on the efforts and abilities of our senior management personnel. The departure of any of our senior management members or other key personnel could harm our business. In addition, merger activities can be accompanied or followed by the departure of key personnel, which could compound the difficulty of integrating the operations of the parties to the business combination and adversely affect our business.

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

Our development, marketing, and distribution strategies rely increasingly on our ability to form long-term strategic relationships with major software and hardware vendors, many of whom are substantially larger than us. These business relationships often consist of cooperative marketing programs, joint customer seminars, lead referrals, or joint development projects. For example, we are currently a party to relationships with Microsoft and IBM related to the use of our Rational XDE product in their platforms. Although certain aspects of some of these relationships are contractual in nature, many important aspects of these relationships depend on the continued cooperation of each party with us. Merger activity, such as the acquisitions of Catapulse and Attol, may disrupt these relationships or activities, and some companies may reassess the value of their relationship with us as a result of such merger activity. Divergence in strategy or change in focus or competitive product offerings by any of these companies may interfere with our ability to develop, market, sell, or support our products, which in turn could harm our business. In addition, one or more of these companies may use the information they gain from their relationship with us to develop or market competing products or to develop the functionality of our products into their existing products.

Our products could contain software defects that could result in a loss of our revenues and make it more difficult for us to achieve market acceptance of our products.

Complex software products such as ours often contain undetected errors, or ‘‘bugs,’’ or performance problems. These defects are most frequently found during the period immediately following the introduction of new products or enhancements to existing products. Despite extensive product testing prior to introduction, our products have in the past contained software errors that were discovered after commercial introduction. Errors or performance problems may also be discovered in the future. Any future software defects discovered after shipment of our products could result in loss of revenues or delays in market acceptance, which could harm our business. Further, because we rely on our own products in connection with the development of our software, these errors may make it more difficult to sell our products in the future.

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

We also rely on software that we license from third parties, including open source software, that is integrated with internally developed software and used in our products to perform key functions. Licenses to such third-party software may not be available to us on commercially reasonable terms or at all, and could adversely affect our ability to protect our proprietary rights. Further, the third-party software may not be appropriately verified, supported, maintained, or enhanced by the licensors. Our loss of licenses to or the inability to support, maintain, and enhance any of this software would likely result in increased costs and delays or reductions in our product shipments until we are able to develop functionally equivalent software or identify and obtain licenses to alternative third party software with comparable functionality, which we may be unable to do. We also may be liable for substantial damages in the event of unauthorized use of third-party software. If any of these events occur, our business and operating results could be materially and adversely affected.

Third parties could assert that our software products and services infringe on their intellectual property rights, which could expose us to increased costs and litigation.

We expect that we will be increasingly subject to infringement claims as the number of products and competitors grows and the functionality of products in different industry segments overlaps. Third parties may assert infringement claims against us in the future and their claims may or may not be successful. We could incur substantial costs in defending ourselves and our customers against third-party claims. Parties making their claims may be able to obtain injunctive or other equitable relief that could effectively block our ability to sell our products in the United States and abroad and could result in an award of substantial damages against us. In the event of a claim of infringement, we may be required to obtain one or more licenses from third parties. We cannot be sure that we can obtain necessary licenses from third parties at a reasonable cost, or at all. Defense of any lawsuit or failure to obtain any required license could delay or prevent shipment of our products and increase our costs. The occurrence of any of these events could materially harm our business and operating results.

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

We have acquired a number of businesses, technologies, and products, most recently in March 2001. If we fail to achieve the intended financial or strategic benefits of past and future acquisitions, including the acquisitions of Attol and Catapulse, our operating results will suffer. For example, due to current economic conditions, the development and rollout of products relating to the technology developed by Catapulse has been delayed from the time anticipated at the time of our acquisition of Catapulse. Acquisitions entail numerous risks, including:

•	difficulty with the assimilation of acquired operations and products;

•	failure to achieve targeted synergies;

•	inability to retain key employees of the acquired companies;

•	loss of key business relationships of the acquired company; and

•	diversion of the attention of our management team.

In addition, if we undertake future acquisitions, we may issue dilutive securities, assume or incur additional debt obligations, incur large, one-time expenses, or acquire intangible assets that would result in significant future amortization expense. Any of these events could harm our business or operating results.

Business interruptions could adversely affect our business.

Our operations are vulnerable to interruption by fire, earthquake, power loss, computer viruses, telecommunications and computer network failures, terrorist attacks, wars and other events beyond our control. For example, our facilities in the State of California have been subject to electrical blackouts as a consequence of a shortage of available electrical power. In the event such blackouts occur in the future, they could disrupt the operations of our affected facilities. In addition, we rely on a private network for communication and access to our digital resources. If we lost access to our network as a result of local or general telecommunications failures, our business operations would be adversely affected.

ITEM 2—PROPERTIES

Our headquarters are located in a leased facility in Cupertino, California, consisting of approximately 227,000 square feet of office space occupied under leases expiring from 2006 to 2011. We also lease approximately 274,000 square feet of office space in Lexington, Massachusetts, under multiple leases expiring in 2004 and 2006. We have large leased facilities for field sales and software development offices in Redmond, Washington; Boulder, Colorado; and Kanata, Canada. We have additional leased field sales and software development offices in the Americas, Europe, and Asia/Pacific regions. We believe that our existing facilities are adequate to meet current requirements, and that additional space will be available as needed to accommodate any future expansion of the corporate locations and for any sales and software development offices.

ITEM 3—LEGAL PROCEEDINGS

On July 3, 2001, a purported derivative lawsuit, entitled Krim v. Levy, et al., No. CV799591 (Supr. Ct. Santa Clara Cty.), was filed. Defendants’ demurrer to the complaint was sustained with leave to amend on September 18, 2001. An amended complaint was filed on September 24, 2001. The complaint names as defendants the Company’s Board of Directors and certain unnamed persons. The Company is a nominal defendant. The complaint alleges that defendants breached their fiduciary duties to the Company by deciding to invest in and to purchase Catapulse Inc. The complaint seeks various equitable remedies and compensatory and special damages in unspecified amounts plus legal fees and costs from the defendants. The Court held a hearing on January 14, 2002 regarding the defendants’ demurrer to the amended complaint. On January 22, 2002, the Court issued an order overruling defendants’ demurrer. The Company and the other defendants believe that the claims asserted in this action are without merit and intend to defend against them vigorously.

From time to time, the Company is subject to legal claims. Historically, the cost of resolution of these claims has not been significant. However, any adverse outcome of current or future lawsuits against the Company may result in a material adverse effect on the Company’s financial condition.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5—MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is traded on the Nasdaq National Market under the symbol RATL. As of May 31, 2002, there were approximately 1,247 holders of record of our Common Stock. Since our formation, we have not declared or paid any cash dividends on our Common Stock. We intend to employ all available funds for the development and operation of our business and, accordingly, do not intend to declare or pay any cash dividends in the foreseeable future.

The following table sets forth the range of high and low bids for our Common Stock as quoted on the Nasdaq National Market for our Common Stock for the periods indicated, as adjusted for a two-for-one stock split in September 2000:

	High	Low
Fiscal Year Ended March 31, 2002:
Fourth Quarter	$24.91	$14.74
Third Quarter	23.07	8.30
Second Quarter	29.00	7.51
First Quarter	29.88	12.50

Fiscal Year Ended March 31, 2001:
Fourth Quarter	$55.25	$17.25
Third Quarter	70.31	25.25
Second Quarter	70.63	42.63
First Quarter	49.31	27.00

The foregoing reflects interdealer prices without retail markup, markdown, or commissions and may not necessarily reflect actual transactions.

ITEM 6—SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended March 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Total revenues	$689,797	$814,935	$572,190	$411,816	$310,670
Total cost of revenues	122,293	122,044	86,904	62,868	63,065
Gross margin	567,504	692,891	485,286	348,948	247,605
Amortization of goodwill and purchased intangibles	72,108	22,370	3,120	—	—
Amortization of stock-based compensation	72,345	14,020	281	—	—
Charges for acquired in-process research and development	—	15,822	3,529	—	—
Restructuring costs	17,331	—	—	—	—
Merger and integration costs	—	—	—	(1,200)	63,759
Operating income (loss)	(113,993)	78,475	108,138	71,921	(45,515)
Other income, net	17,666	34,709	12,857	12,721	16,689
Income (loss) before income taxes	(96,327)	113,184	120,995	84,642	(28,826)
Provision for (benefit from) income taxes	(20,379)	56,363	36,765	25,393	9,447
Minority interest	—	(15,323)	(1,084)	—	—
Net income (loss)	(75,948)	72,144	85,314	59,249	(38,273)
Net income (loss) per common share:
Basic	$(0.39)	$0.38	$0.49	$0.35	$(0.22)
Diluted	$(0.39)	$0.35	$0.45	$0.32	$(0.22)
Shares used in computing per share amounts:
Basic	193,054	188,566	175,458	171,394	175,150
Diluted	193,054	206,211	191,274	183,698	175,150

Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$960,383	$1,040,821	$906,311	$259,830	$289,470
Working capital	831,747	924,063	831,858	228,366	228,397
Total assets	1,503,219	1,709,323	1,225,776	453,956	445,205
Long-term obligations	542,472	583,494	501,668	3,696	6,492
Stockholders’ equity	637,976	766,254	456,307	294,372	287,176

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

General

Our revenues are derived from product license fees and charges for services, including technical consulting, training, and customer support. In accordance with generally accepted accounting principles, our software license revenues are generally recognized when a customer written contract or purchase order has been received and accepted, the software product has been shipped, there are no uncertainties surrounding product acceptance, the fees are fixed or determinable, and collection is considered probable. For customer license agreements that meet these recognition criteria, the portion of the fees related to software licenses will generally be recognized in the current period, while the portion of the fees related to services is recognized as the services are performed. Revenues from consulting and training are recognized as earned. Our license agreements do not provide a right of return, and an allowance is maintained for potential credit losses.

International sales accounted for 41% of our revenues in each of fiscal 2002, 2001, and 2000. We expect that international sales will continue to account for a significant portion of our revenues in future periods.

In the fiscal year ended March 31, 2002, our revenues from product sales decreased 33%, while revenues from consulting and support grew 10%, resulting in a net overall decrease in revenues of 15%. There can be no assurance that revenues will recover to previous levels or that the percentage of revenues from different sources will remain consistent in future periods.

We believe that our sales compensation structure has historically contributed to revenues for the first quarter of a fiscal year being lower than revenues for the fourth quarter of the prior fiscal year. There can be no assurance that such seasonal fluctuations will continue or that they will not become more pronounced in the future.

        Acquisitions

We completed business combinations with Catapulse Inc. (Catapulse) and Attol Testware (Attol) in fiscal 2001 and with ObjecTime Limited (OTL) in fiscal 2000, which were all accounted for under the purchase method of accounting. See Note 3 of Notes to Consolidated Financial Statements regarding details of these business combinations.

        Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, goodwill and purchased intangibles, and income tax. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in preparing our consolidated financial statements.

Revenue recognition.    The accounting related to revenue recognition in the software industry is complex and affected by interpretations of the rules and an understanding of industry practices, both of which are subject to change. Consequently, the revenue recognition accounting rules require management to make significant judgments. We follow detailed guidelines discussed below and in Note 1 of Notes to Consolidated Financial Statements.

We recognize revenues in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended. Revenues from software license agreements are recognized when all of the following criteria are met as set forth in paragraph 8 of SOP 97-2: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable, and (4) collectibility is probable. We define each of these four criteria as follows:

•
Persuasive evidence of an arrangement exists.    It is our customary practice to have a written contract, which is signed by both the customer and us, or a purchase order from those customers who have either previously negotiated a standard license arrangement with us or accept the terms and conditions of our standard shrink wrap agreement.

•
Delivery has occurred.    Physical delivery of our product is considered to have occurred upon the transfer of the product master or, if the product master is not to be delivered, upon the transfer of the first copy. Occasionally, product is delivered electronically. Electronic delivery is deemed to occur after customers have been provided with access codes that allow them to take immediate possession of the software. If an arrangement includes undelivered products or services that are essential to the functionality of the delivered product, delivery is not considered to have occurred until these products or services are delivered.

•
The fee is fixed or determinable.    It is our policy to not provide customers the right to a refund of any portion of their license fees paid. We may agree to extend payment terms with a customer of up to one year based on the collection history of the customer. Arrangements with payment terms extending beyond these customary payment terms are considered not to be fixed or determinable, and revenues from such arrangements are recognized as payments become due and payable.

•
Collectibility is probable.    Collectibility is assessed on a customer-by-customer basis. We typically sell to customers for whom there is a history of successful collection. New customers are subject to a credit review process that evaluates the customers’ financial position and ultimately their ability to pay. If we determine from the outset of an arrangement that collectibility is not probable, revenues are recognized as cash is collected.

We allocate revenues on software arrangements involving multiple elements to each element based on the relative fair values of each element. Our determination of fair value of each element in multiple element arrangements is based on vendor-specific objective evidence (VSOE). We limit our assessment of VSOE for each element to the price charged when the same element is sold separately by us. We have analyzed all of the elements included in our multiple-element arrangements and determined that we have sufficient VSOE to allocate revenues to maintenance and support service, professional consulting and training. We sell our professional consulting and training separately and have established VSOE on this basis. VSOE for maintenance and support is determined based upon the rates on the price lists for these elements. Accordingly, assuming all other revenue recognition criteria are met, revenues from perpetual licenses are recognized upon delivery using the residual method in accordance with SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” Term licenses are sold with maintenance and support for which we do not have VSOE to determine fair value. We recognize revenues from these bundled term licenses ratably over the license term.

Our service revenues are derived from consulting services, post-contract customer support, and training. Consulting revenues and the related cost of services are recognized on a time and materials basis; however, revenues from certain fixed-price contracts are recognized on the percentage-of-completion basis in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” which involves the use of estimates. Actual results could differ from those estimates, and, as a result, future gross margin on such contracts may be more or less than anticipated. The amount of consulting contracts recognized on a percentage-of-completion basis has not been material to date. Software maintenance agreements provide technical support and the right to unspecified enhancements and upgrades on an if-and-when-available basis. Post-contract customer support revenues are recognized ratably over the term of the support period (generally one year), and training and other service revenues are recognized as the related services are provided. The unrecognized portion of amounts paid in advance for licenses and services is recorded as deferred revenue.

On occasion, we have purchased goods or services for our operations from various organizations at or about the same time that we licensed our software to these organizations. These transactions are recorded at terms we consider to be fair value. For these reciprocal arrangements, we consider Accounting Principles Board (APB) Opinion No. 29, “Accounting for Transactions,” and Emerging Issues Task Force (EITF) Issue No. 01-02, “Interpretation of APB Opinion No. 29,” to determine whether the arrangement is a monetary or nonmonetary transaction. Transactions involving the exchange of boot representing 25% or greater of the fair value of the reciprocal arrangement are considered monetary transactions within the context of APB 29 and EITF 01-02.

Monetary transactions and nonmonetary transactions that represent the culmination of an earnings process are recorded at the fair value of the products delivered or products or services received, whichever is more readily determinable, providing the fair values are determinable within reasonable limits. In determining the fair values, we consider the recent history of cash sales of the same products or services in transactions of similar sizes or the fair values of products or services purchased. Revenues from such transactions may be recognized over a period of time as the products or services are received. For nonmonetary reciprocal arrangements that do not represent the culmination of the earnings process, the exchange is recorded based on the carrying value of the products delivered, which is generally zero. In fiscal 2002, we had revenue transactions under reciprocal arrangements of approximately $11.1 million, or 1.6% of total revenues, of which approximately $9.7 million involved monetary transactions, as defined above, and approximately $1.4 million involved nonmonetary transactions, as defined above. We recognized the $9.7 million of monetary transactions in our revenues in fiscal 2002. In fiscal 2001 and 2000, we had revenue transactions under reciprocal arrangements of approximately $11.3 million and $0.7 million, or 1.4% and 0.1% of total revenues, respectively, which all involved monetary transactions and were recognized in fiscal 2001 and 2000, respectively.

Allowance for doubtful accounts.    We record allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly assess the adequacy of our accounts receivable allowance after considering the size of the accounts receivable balance, each customer’s expected ability to pay, our collection history with each customer, and current economic trends. The assessment of allowance for doubtful accounts requires significant judgments and represents our best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future.

Goodwill and purchased intangibles.    We record intangible assets when we acquire other companies. The cost of the acquisition is allocated to the assets and liabilities acquired, including intangible assets, with the remaining amount being classified as goodwill. Certain intangible assets such as developed and core technology, acquired contracts, customer base, and trade names are amortized to operating expense over the estimated lives of the assets, while acquired in-process research and development (IPR&D) is recorded as a one-time charge on the acquisition date. Under Statement of Financial Accounting Standards (SFAS) 141, “Business Combinations,” and SFAS 142, “Goodwill and Other Intangible Assets,” which became effective on July 1, 2001, goodwill arising from acquisitions subsequent to June 30, 2001 and any existing goodwill on April 1, 2002 are not amortized to expense but rather periodically assessed for impairment. See Note 1 of Notes to Consolidated Financial Statements for details regarding SFAS 141 and 142.

Accordingly, the allocation of the acquisition cost to intangible assets and goodwill has a significant impact on our future operating results. The recorded values of intangible assets and goodwill are based on management estimates and third-party appraisals. The allocation process requires the extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets. We regularly perform reviews to determine if the carrying value of the intangible assets and goodwill is impaired. The reviews look for the existence of facts or circumstances, either internal or external, which indicate that the carrying value of the assets cannot be recovered. When impairment indicators are identified with respect to previously recorded intangible assets, the values of the assets are determined using discounted future cash flow techniques, which are based on estimated future operating results. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected discounted cash flows, and, if different conditions prevail, material write downs of net intangible assets and/or goodwill could occur.

As a result of implementing SFAS 142, amortization of existing goodwill will cease on April 1, 2002. Application of the amortization provisions of SFAS 142 is expected to result in an increase in our net income from fiscal 2002 to fiscal 2003 of approximately $69.4 million. During fiscal 2003, we will perform the first of the required impairment tests of goodwill and an annual impairment review thereafter. Upon the adoption of SFAS 142, we do not expect a material impact on our financial position or results of operations as a result of the initial impairment test.

Deferred income tax assets.    Significant management judgment is required in determining any valuation allowance recorded against deferred income tax assets. We currently have $159.0 million of gross deferred income tax assets and $127.6 million of gross deferred income tax liabilities. These assets are primarily derived from net operating losses, credits, and timing differences for purchased technologies and capitalized expenses with extended amortization periods. We perform a quarterly assessment of the recoverability of these deferred income tax assets, which is principally dependent upon our ability to achieve projected future taxable income in specific geographies. Our judgment regarding future profitability may change due to future market conditions and other factors. These changes, if any, may require possible material adjustments to these deferred tax assets, resulting in a reduction in net income in the period when such determinations are made.

Results of Operations

The following table sets forth the percentage of total revenues represented by certain line items from our consolidated statements of operations for the periods indicated:

	Year Ended March 31,
	2002	2001	2000
Net product revenues	46%	59%	62%
Consulting and support revenues	54	41	38

Total revenues	100	100	100

Cost of product revenues	7	4	5
Cost of consulting and support revenues	11	11	10

Total cost of revenues	18	15	15

Gross margin	82	85	85

Operating expenses:
Research and development	26	23	18
Sales and marketing	42	41	38
General and administrative	8	6	8
Amortization of goodwill and purchased intangibles	10	2	1
Amortization of deferred stock-based compensation	10	1	—
Charges for acquired in-process research and development	—	2	1
Restructuring costs	3	—	—

Total operating expenses	99	75	66

Income (loss) from continuing operations	(17)	10	19
Other income, net	3	4	2

Income (loss) before provision for income taxes	(14)	14	21
Provision for (benefit from) income taxes	(3)	7	6
Minority interest	—	(2)	—

Net income (loss)	(11)%	9%	15%

Fiscal Years Ended March 31, 2002 and 2001

Revenues

Total revenues, which comprise net product revenues and consulting and support revenues, decreased 15% in fiscal 2002 compared with fiscal 2001.

Net product revenues.    Net product revenues decreased $159.0 million, or 33%, in fiscal 2002 compared with fiscal 2001. This decrease in product revenues was a result of reduced sales across the majority of our products due primarily to the slowdown in the economy and reduced spending on information technology.

Consulting and support revenues.    Consulting and support revenues increased $33.9 million, or 10%, in fiscal 2002 compared with fiscal 2001. The net increase in consulting and support revenues was a result primarily of increased renewals of our customer support arrangements and an increased customer base.

International sales.    During fiscal 2002 and 2001, international revenues from product sales and related consulting and customer support were $285.5 million and $335.0 million, respectively, representing 41% of total revenues in both fiscal 2002 and 2001. The 15% decrease in international sales during fiscal 2002 was due principally to decreased sales in international markets resulting from the global economic slowdown. Revenues from Europe decreased $27.9 million, or 13%, in fiscal 2002, while revenues from the Asia/Pacific and other international regions decreased $21.6 million, or 19%. Our international sales are principally priced in local currencies. We enter into short-term forward currency contracts to hedge against the impact of foreign currency exchange rate fluctuations on balance sheet exposures denominated in currencies other than the local, or “functional,” currency of our subsidiaries or us. The total amount of these contracts is approximately offset by the underlying assets and liabilities denominated in nonfunctional currencies and such contracts are carried at fair market value. The associated gains and losses were not material to our results of operations in any period presented.

Cost of Revenues

Cost of product revenues.    Cost of product revenues consists principally of materials, packaging and freight, amortization of purchased technology, and royalties. Cost of product revenues increased 38% in fiscal 2002 compared with fiscal 2001. These costs represented 14% and 7% of net product revenues in fiscal 2002 and 2001, respectively. The increases in year over year cost of product revenues and cost of product revenues as a percentage of product revenues were a result of increased amortization of purchased technology related to the acquisitions of Catapulse and Attol completed in the quarter ended March 31, 2001 and increased royalty costs, which were offset by the decrease in material costs related to the decrease in product revenues.

Cost of consulting and support revenues.    Cost of consulting and support revenues consists principally of personnel costs for training, consulting, and customer support. Cost of consulting and support revenues decreased 14% in fiscal 2002 compared with fiscal 2001. These costs represented 21% and 26% of consulting and support revenues in fiscal 2002 and 2001, respectively. In fiscal 2002, the decrease in cost of consulting and support revenues was primarily a result of a decrease in consulting revenues for the same period. The decrease in cost of consulting and support revenues as a percentage of total consulting and support revenues was due primarily to an increased mix of higher margin support revenues versus lower margin consulting revenues.

Operating Expenses

Research and development.    Total expenditures for research and development (R&D) decreased 4% in fiscal 2002 compared with fiscal 2001. R&D costs represented 26% and 23% of total revenues in fiscal 2002 and 2001, respectively. The year over year decrease in R&D costs was primarily related to cost efficiencies gained as a result of the February 2001 acquisition of Catapulse.

We did not capitalize any software development costs for our software to be sold or marketed in fiscal 2002 and 2001, because eligible costs were not material. We expect the amount of software development costs capitalized in future periods will be immaterial to our results of operations and financial position, because the time period between the demonstration of a product’s economic and technological feasibility and the date of the product’s release has been short.

Sales and marketing.    Sales and marketing expenses decreased 13% in fiscal 2002 compared with fiscal 2001. These expenses represented 42% and 41% of total revenues in fiscal 2002 and 2001, respectively. The fiscal 2002 decrease in sales and marketing expenses was due primarily to lower commission related expenses as a result of lower sales.

General and administrative.    General and administrative expenses increased 11% in fiscal 2002 compared with fiscal 2001. General and administrative expenses represented 8% and 6% of total revenues in fiscal 2002 and 2001, respectively. The fiscal 2002 increase in general and administrative expenses resulted primarily from an increase in bad debt expense associated with the recent slowdown in the economy.

Amortization of goodwill, purchased intangibles, and deferred stock-based compensation.    In fiscal 2001, we acquired Attol, the remaining outstanding shares of Catapulse not already owned by Rational, and certain other intellectual property and intangible assets, which were accounted for under the purchase method of accounting. Accordingly, we recorded goodwill and purchased intangibles representing the excess of the purchase price paid over the fair value of the net assets acquired. The aggregate amortization of goodwill and purchased intangibles was approximately $72.1 million and $22.4 million in fiscal 2002 and 2001, respectively.

Also, as part of the acquisitions of Attol and the remaining outstanding shares of Catapulse in fiscal 2001, we recorded $295.0 million of deferred compensation relating to the unvested stock options and restricted stock assumed in the acquisitions. The amortization of deferred stock-based compensation was approximately $72.3 million and $14.0 million in fiscal 2002 and 2001, respectively.

The year-over-year increase in amortization of goodwill, purchased intangibles, and deferred stock-based compensation was primarily due to additional amortization expense charged in fiscal 2002 related to the acquisitions of Catapulse and Attol Testware in the quarter ended March 31, 2001.

Charges for acquired in-process research and development.    In connection with the acquisitions of Attol Testware and the remaining outstanding shares of Catapulse, we recorded charges for acquired in-process research and development (IPR&D) in the amount of $1.7 million and $14.2 million, respectively, in fiscal 2001. There were no IPR&D charges in fiscal 2002. See Note 3 of Notes to Consolidated Financial Statements.

•	Purchase of the remaining outstanding shares of Catapulse not already owned by Rational

In connection with the acquisition of the remaining outstanding shares of Catapulse not already owned by Rational in fiscal 2001, we allocated $14.2 million of the total purchase price of $445.2 million to IPR&D projects. This allocation represented the estimated fair value based on discounted cash flows related to R&D projects. At the date of acquisition, the development of these projects had not reached technological feasibility. Accordingly, these costs were expensed as of the acquisition date. Management is primarily responsible for estimating the fair value of IPR&D, which was determined with the assistance of an independent appraiser.

At the acquisition date, Catapulse was developing a hosted development service (HDS) to be delivered to users over the Internet. The HDS includes a set of hosted development tools, Web based collaboration services, a complete infrastructure for the development and reuse of intellectual property and a secure development platform. The technologies under development were approximately 35% complete.

We allocated values to IPR&D based on the stage of development of each product and service offering, the time and resources needed to complete each product and service offering, and the expected income and associated risks. The value assigned to acquired IPR&D was determined by estimating the costs to develop the purchased IPR&D into commercially viable product and service offerings, estimating the resulting net cash flows from the products and service offering, and discounting the net cash flows to their present value. The revenue projection used to value the IPR&D was based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product and service introductions by Catapulse and its competitors. The resulting net cash flows from such product and service offerings are based on management’s estimates of cost of sales, operating expenses, and income taxes from such product and service offerings.

Aggregate revenues for the developmental Catapulse product and service offerings were estimated to grow based on forecasted sales for the three years following introduction, assuming the successful completion and market acceptance of the major R&D programs. The estimated revenues for the in-process projects were expected to peak within three years of acquisition and then decline as other new products and technologies are expected to enter the market.

The rate utilized to discount the net cash flows to their present value was based on an estimated cost of capital calculation. Due to the nature of the forecast and the risks associated with the projected growth and profitability of the developmental projects, a discount rate of 25% was considered appropriate for the IPR&D. This discount rate was commensurate with Catapulse’s stage of development and the uncertainties in the economic estimates described above.

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

•	Purchase of Attol

In connection with the acquisition of Attol in fiscal 2001, we allocated $1.7 million of the total purchase price of $30.3 million to IPR&D projects. This allocation represented the estimated fair value based on discounted cash flows related to incomplete R&D projects. At the date of acquisition, the development of these projects had not reached technological feasibility. Accordingly, these costs were expensed as of the acquisition date. Management is primarily responsible for estimating the fair value of IPR&D, which was determined with the assistance of an independent appraiser.

At the acquisition date, Attol developed and marketed test software for the automated testing of software developed for critical systems in the embedded and distributed software markets. The projects under development at the valuation date represented next-generation technologies of Attol Testing Suite, which will include significant functionality increases and continue assurance of compatibility with Rational products. The technologies under development were approximately 30% complete.

We allocated values to IPR&D based on the stage of development of each product, the time and resources needed to complete each product, and the expected income and associated risks. The value assigned to acquired IPR&D was determined by estimating the costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the products, and discounting the net cash flows to their present value. The revenue projection used to value the IPR&D was based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by Attol and its competitors. The resulting net cash flows from such products are based on management’s estimates of cost of sales, operating expenses, and income taxes from such products.

Aggregate revenues for the developmental Attol products were estimated to grow based on forecasted sales for the three years following introduction, assuming the successful completion and market acceptance of the major R&D programs. The estimated revenues for the in-process projects were expected to peak within three years of acquisition and then decline as other new products and technologies are expected to enter the market.

The rate utilized to discount the net cash flows to their present value was based on an estimated cost of capital calculation. Due to the nature of the forecast and the risks associated with the projected growth and profitability of the developmental projects, a discount rate of 25% was considered appropriate for the IPR&D. This discount rate was commensurate with Attol’s stage of development and the uncertainties in the economic estimates described above.

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

    Worldwide workforce reduction

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

    Termination of other third-party agreements

We also recorded other charges of approximately $3.5 million relating primarily to payments to third parties to terminate contractual agreements as a result of the restructuring program.

A summary of the restructuring costs is outlined as follows (in thousands):

	Workforce Reduction	Consolidation of Excess Facilities	Termination of Other Third-Party Agreements	Total
Provision recorded at restructuring	$10,149	$3,719	$3,463	$17,331
Non-cash charges	—	—	(856)	(856)
Cash payments	(9,912)	(1,268)	(2,607)	(13,787)

Balance, March 31, 2002	$237	$2,451	$—	$2,688

We had substantially completed the implementation of our restructuring program as of March 31, 2002. Remaining cash expenditures relating to workforce reductions will be paid in the quarter ended June 30, 2002. Amounts related to the net lease expenses due to the consolidation of facilities will be paid over the respective lease terms (through fiscal 2006). Our estimated costs to exit these facilities are based on available commercial rates. The actual loss incurred in exiting these facilities could exceed our estimates.

Interest Expense

Interest expense was approximately $25.2 million in both fiscal 2002 and fiscal 2001. The interest expense in fiscal 2002 and 2001 was primarily from the Convertible Subordinated Notes, which we sold and on which we began incurring interest expense since the last quarter of fiscal 2000.

Interest Income

Interest income has fluctuated as a result of operating results and the amount of cash available for investment in interest-bearing accounts. Interest income decreased $17.1 million to $42.8 million in fiscal 2002. The decrease in interest income in fiscal 2002 was due primarily to lower interest rates and lower average cash balances related to the repurchase of our Common Stock.

Income Taxes

The effective income tax rate benefit was 21% for fiscal 2002 as compared with an income tax rate of 50% for fiscal 2001. The changes in our effective tax rate were primarily due to the nondeductibility of certain accounting charges associated with our merger and acquisition activities. Excluding these accounting charges, our effective rate was 30% for both fiscal 2002 and 2001. The provision for (benefit from) income taxes for fiscal 2002 and 2001 differ from the provision for (benefit from) income taxes computed at the federal statutory income tax rate due primarily to the impact of nondeductible merger and acquisition charges and foreign and state income taxes offset by earnings permanently reinvested in offshore operations and research credits.

Net cumulative undistributed earnings of the foreign subsidiaries considered permanently reinvested amounted to approximately $81.2 million at March 31, 2002. Accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

As of March 31, 2002, we had net operating loss carryforwards for federal income tax purposes of approximately $72.1 million that expire in years 2003 through 2021. We also had tax credit carryforwards for federal and state purposes of approximately $17.9 million and $5.1 million, respectively, that expire in years 2003 through 2022, if not utilized. As a result of various public offerings and business combinations, some of our acquired entities experienced an ownership change as defined in Section 382 of the Internal Revenue Code. Due to the passing of time, our net operating loss carryforwards and tax credit carryforwards are no longer subject to limitation.

Under SFAS No. 109, “Accounting for Income Taxes,” deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on the weight of available evidence, we have provided a valuation allowance against the future amortization of certain intangible assets. We will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

Fiscal Years Ended March 31, 2001 and 2000

Revenues

Total revenues, which comprise net product revenues and consulting and support revenues, increased 42% in fiscal 2001 compared with fiscal 2000.

Net product revenues.    Net product revenues increased $123.2 million, or 35%, in fiscal 2001 compared with fiscal 2000. This increase was a result of continued strong customer acceptance of our existing products, including the Rational Suite family of products, products for requirements management, modeling, testing, change and configuration management, increased sales capacity, and increased sales activity with customers across the majority of our products.

Consulting and support revenues.    Consulting and support revenues increased $119.5 million, or 55%, in fiscal 2001 compared with fiscal 2000. This increase reflected increased revenues related to maintenance contracts, growing demand for our consulting expertise in advanced software development practices and continued strong sales and renewals for customer support.

International sales.    During fiscal 2001 and 2000, international revenues from product sales and related consulting and customer support were $335.0 million and $233.0 million, respectively, representing 41% of total revenues in both fiscal 2001 and 2000. The 44% growth in international sales during fiscal 2001 was due principally to increased sales and marketing activities in international markets from all regions. Revenues from Europe increased $53.8 million, or 32%, in fiscal 2001, while revenues from the Asia/Pacific and other international regions increased $48.1 million, or 73%. Our international sales are principally priced in local currencies. We enter into short-term forward currency contracts to hedge against the impact of foreign currency exchange rate fluctuations on balance sheet exposures denominated in currencies other than the local, or “functional,” currency of our subsidiaries or us. The total amount of these contracts is approximately offset by the underlying assets and liabilities denominated in nonfunctional currencies and such contracts are carried at fair market value. The associated gains and losses were not material to our results of operations in any period presented.

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

Cost of consulting and support revenues.    Cost of consulting and support revenues consists principally of personnel costs for training, consulting, and customer support. Cost of consulting and support revenues increased 50% in fiscal 2001 compared with fiscal 2000. These costs represented 26% and 27% of consulting and support revenues in fiscal 2001 and 2000, respectively. In fiscal 2001, the increase in cost was primarily a result of increased personnel costs necessary to support the growing demand for consulting, support and education and correlates to the increase in consulting and support revenues. The increase was in line with our increase in consulting and support revenues in fiscal 2001.

    Operating Expenses

Research and development.    Total expenditures for R&D increased 79% in fiscal 2001 compared with fiscal 2000. R&D costs represented 23% and 18% of total revenues in fiscal 2001 and 2000, respectively. The increase in fiscal 2001 over fiscal 2000 was due to the cost of additional personnel and related costs incurred in maintaining existing products and developing new product releases. Additionally, the increase was attributable to additional costs incurred by Catapulse. The costs incurred by Catapulse increased to $31.9 million in fiscal 2001 from $3.9 million in fiscal 2000.

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

General and administrative.    General and administrative expenses increased 3% in fiscal 2001 compared with fiscal 2000. General and administrative expenses represented 6% and 8% of total revenues in fiscal 2001 and 2000, respectively. The fiscal 2001 increase in general and administrative expenses resulted from increased employee-related expenses associated with staffing requirements needed to support our expanding business.

Amortization of goodwill, purchased intangibles, and deferred stock-based compensation.    In fiscal 2001, we acquired Attol, the remaining outstanding shares of Catapulse not already owned by Rational, and certain other intellectual property and intangible assets, which were accounted for under the purchase method of accounting. Accordingly, we recorded goodwill and purchased intangibles representing the excess of the purchase price paid over the fair value of the net assets acquired. In fiscal 2000, we acquired OTL, which was also accounted for under the purchase method of accounting. The goodwill and purchased intangibles are being amortized over their expected useful lives, which were determined to be from one to four years. The aggregate amortization of goodwill and purchased intangibles was $22.4 million and $3.1 million in fiscal 2001 and 2000, respectively.

Also as part of the acquisitions of Attol and the remaining outstanding shares of Catapulse in fiscal 2001, we recorded $295.0 million of deferred compensation relating to the unvested stock options and restricted stock assumed in the acquisitions. The amortization of deferred stock-based compensation was approximately $14.0 million during fiscal 2001. In fiscal 2000, in connection with the grant of certain stock options to employees of Catapulse, the results of which were consolidated with Rational’s results, we recorded deferred compensation of $3.0 million representing the difference between the deemed value of the Common Stock for accounting purposes and the exercise price of these options at the date of grant. The amortization of deferred stock-based compensation in fiscal 2000 was approximately $0.3 million.

Charges for acquired IPR&D.    In connection with the acquisitions of Attol Testware and the remaining outstanding shares of Catapulse, we recorded charges for acquired IPR&D in the amount of $1.7 million and $14.2 million, respectively, in fiscal 2001. In connection with the acquisition of OTL, we recorded $3.5 million of IPR&D in fiscal 2000. See Note 3 of Notes to Consolidated Financial Statements.

•	Purchases of Attol and the remaining outstanding shares of Catapulse not already owned by Rational

See “Charges for acquired in-process research and development” under the section titled “Operating Expenses” in the discussion of Fiscal Years Ended March 31, 2002 and 2001 above.

•	Purchase of OTL

In connection with the acquisition of OTL in fiscal 2000, we allocated $3.5 million of the total purchase price of $58.8 million to IPR&D projects. This allocation represented the estimated fair value based on discounted cash flows related to incomplete research and development projects. At the date of acquisition, the development of these projects had not reached technological feasibility. Accordingly, these costs were expensed as of the acquisition date. Management is primarily responsible for estimating the fair value of IPR&D, which was determined with the assistance of an independent appraiser.

At the acquisition date, OTL was a developer of visual design and code generation software tools used for development of embedded software. The projects under development at the valuation date represented next-generation products of OTL, which will include making the next releases compatible with Rational products. The technologies under development were on average approximately 60% complete.

We allocated values to IPR&D based on the stage of development of each product, the time and resources needed to complete each product, and the expected income and associated risks. The value assigned to acquired IPR&D was determined by estimating the costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the products and discounting the net cash flows to their present value. The revenue projection used to value the IPR&D was based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by OTL and its competitors. The resulting net cash flows from such products are based on management’s estimates of cost of sales, operating expenses, and income taxes from such products.

Aggregate revenues for the developmental OTL products were estimated to grow based on forecasted sales for the three years following introduction, assuming the successful completion and market acceptance of the major R&D programs. The estimated revenues for the in-process projects were expected to peak within three years of acquisition and then decline as other new products and technologies are expected to enter the market.

The rate utilized to discount the net cash flows to their present value was based on an estimated cost of capital calculation. Due to the nature of the forecast and the risks associated with the projected growth and profitability of the developmental projects, a discount rate of 25% was considered appropriate for the IPR&D. This discount rate was commensurate with OTL’s stage of development and the uncertainties in the economic estimates described above.

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

    Interest Income

Interest income has fluctuated as a result of operating results and the amount of cash available for investment in interest-bearing accounts. Interest income increased $43.0 million to $59.9 million in fiscal 2001. The increase in interest income in fiscal 2001 was due primarily to an increase in cash and cash equivalents as a result of annual operating income, the cash received in connection with the $500.0 million Convertible Subordinated Notes offering in the last quarter of fiscal 2000, and interest earned by Catapulse, offset by a reduction of cash used for the repurchase of our Common Stock.

    Income Taxes

The income tax provisions for fiscal 2001 and 2000 differ from tax computed at the federal statutory income tax rate due to the impact of nondeductible charges for acquired IPR&D, goodwill, merger-related costs, and foreign losses resulting in no U.S. tax benefit, as well as foreign and state income taxes, offset by earnings permanently reinvested in offshore operations, the realized benefit of net operating loss carryforwards, and research credit carryforwards.

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

Liquidity and Capital Resources at March 31, 2002

As of March 31, 2002, we had cash, cash equivalents, and short-term investments of $960.4 million and working capital of $831.7 million. Net cash provided by operating activities for the period ended March 31, 2002, was composed primarily of net loss plus noncash charges for depreciation and amortization, compensation expenses related to stock options and tax benefits from employee stock plans, a decrease in accounts receivable, and an increase in deferred revenue. These were offset primarily by the increases in prepaid expenses and other assets and decreases in accounts payable, accrued employee benefits and accrued expenses, accrued merger and integration expenses, income tax payable, and net deferred tax liability. Total cash, cash equivalents, and short-term investments for the year ended March 31, 2001, was $1.0 billion and working capital of $924.1 million. Net cash provided by operating activities for the year ended March 31, 2001, was composed primarily of net income plus noncash charges for depreciation and amortization, charges for acquired IPR&D, compensation expenses related to stock options and tax benefits from employee stock plans, and increases in accounts payable, accrued employee benefits and accrued expenses, income taxes payable and deferred revenues. These were offset primarily by the change in minority interest in the loss of Catapulse, increases in accounts receivable, prepaid expenses and other assets, and decreases in accrued merger and integration expenses and net deferred tax liability. Net cash provided by operating activities for the year ended March 31, 2000, was composed primarily of net income plus noncash charges for depreciation and amortization, charges for acquired IPR&D, tax benefits from employee stock plans, increases in accrued employee benefits and accrued expenses, accrued merger and integration expenses, income tax payable, and deferred revenues and a decrease in deferred tax assets. These were offset primarily by increases in accounts receivable, and prepaid expenses and a decrease in accounts payable.

Net cash provided by investing activities in fiscal 2002 resulted primarily from net cash received from purchases, maturities and sales of short-term investments of $87.6 million, offset by expenditures of $19.4 million for fixed asset purchases and $21.0 million for software technology purchases. Net cash used in investing activities in fiscal 2001 and 2000 resulted primarily from net cash outflow from purchases, maturities and sales of short-term investments of $177.9 million in fiscal 2001 and $293.2 million in fiscal 2000, as well as expenditures for fixed assets and net changes in other assets of $76.2 million in fiscal 2001 and $44.2 million in fiscal 2000. Net cash used for business and product acquisitions totaled $11.5 million in fiscal 2001 and $13.2 million in fiscal 2000. See Notes 3 and 4 of Notes to Consolidated Financial Statements.

Net cash used in financing activities in fiscal 2002 resulted primarily from $170.2 million cash used to repurchase our Common Stock, offset by net proceeds from the issuance of our Common Stock under employee stock plans of $24.3 million, reissuance of treasury stock under employee stock plans of $14.5 million, and proceeds received from the repayment of receivables from stockholders of $0.6 million. Net cash provided by financing activities in fiscal 2001 resulted primarily from net proceeds from issuance of Common Stock under employee stock plans of $44.5 million, reissuance of treasury stock under employee stock plans of $48.3 million, and the proceeds received from minority investors in Catapulse of $1.6 million. This was offset by $54.2 million used to repurchase our Common Stock. Net cash provided by financing activities in fiscal 2000 resulted primarily from net proceeds received from the sale of Convertible Subordinated Notes of $484.6 million, the issuance of our Common Stock under employee stock plans of $74.6 million, and proceeds received from minority investors in Catapulse of $25.6 million. This was offset by $61.4 million used to repurchase our Common Stock.

In October 1998, our Board of Directors authorized the repurchase of 12.0 million shares of our Common Stock in the open market to be used for general corporate purposes. We completed the repurchase under this program by August 2001 for an aggregate cost of approximately $211.7 million. In April 2001, our Board of Directors authorized the purchase of an additional 20.0 million shares of our Common Stock in the open market. As of March 31, 2002, we had repurchased approximately 8.2 million shares of our Common Stock under this program for an aggregate cost of approximately $95.7 million. Repurchases help offset dilution from stock issued under our stock option and stock purchase plans.

In fiscal 2000, we completed an offering of 5% Convertible Subordinated Notes (the Notes) in the amount of $500.0 million, which mature on February 1, 2007. The interest on the Notes is payable on February 1 and August 1 of each year, commencing August 1, 2000. The Notes are convertible into shares of our Common Stock at any time prior to the close of business on the maturity date, unless previously redeemed, at a conversion price of $35.72 per share, subject to antidilution adjustments.

The following table summarizes our contractual obligations as of March 31, 2002, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

	Total Payments Due	Payments due in Fiscal 2003	Payments due in Fiscal 2004 and 2005	Payments due in Fiscal 2006 and 2007	Payments due in Fiscal 2008 and Thereafter
Convertible notes	$500,000	$—	$—	$500,000	$—
Non-cancelable operating leases, net of sublease income	201,820	41,446	70,555	41,169	48,650
Other obligations	32,657	14,270	14,157	2,920	1,310

Total contractual obligations	$734,477	$55,716	$84,712	$544,089	$49,960

The following table summarizes our other commitments as of March 31,2002 and the effect such commitments could have on our liquidity and cash flows in future periods if the letters of the credit or the guarantees were drawn upon. Restricted investments represent the collateral for these commitments (in thousands).

	Total Payments Due	Payments due in Fiscal 2003	Payments due in Fiscal 2004 and 2005	Payments due in Fiscal 2006 and 2007	Payments due in Fiscal 2008 and Thereafter
Letters of credit	$6,383	$2,126	$—	$—	$4,257
Guarantees	706	279	427	—	—

Total other commitments	$7,089	$2,405	$427	$—	$4,257

See Note 8 of Notes to Consolidated Financial Statements for additional information related to operating leases, obligations, and other commitments disclosed above.

We believe that expected cash flow from operations combined with existing cash, cash equivalents, and short-term investments will be sufficient to meet our cash requirements for the next 12 months and the foreseeable future.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including changes in interest rates and currency exchange rates. To manage the volatility relating to these exposures, we employ established policies and procedures to manage our exposure to fluctuations in interest rates and changes in known or forecasted currency exchange rates.

Foreign Currency Risk

A portion of our business is conducted in currencies other than the U.S. dollar. Changes in the value of major foreign currencies relative to the local or “functional” currency of our subsidiaries or us may adversely affect operating results. We enter into short-term forward foreign exchange contracts designed to mitigate the impact of foreign currency exchange rate fluctuations on balance sheet exposures denominated in currencies other than the “functional” currency. The total amount of these contracts is approximately offset by the underlying assets and liabilities denominated in nonfunctional currencies. Forward contracts are accounted for on a mark-to-market basis. Gains and losses on forward contracts are recognized in our Consolidated Statements of Operations when the related transactions being hedged are recognized or the contracts mature. Such contracts meet the criteria established in SFAS 52, “Foreign Currency Translation for Hedge Accounting Treatment.” We adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” in the first fiscal quarter of fiscal 2002. The adoption of SFAS 133 did not have a material impact on our financial position or results of operations. As we find it impractical to hedge all foreign currency exposures, we will continue to experience foreign currency gains and losses. We do not use derivative financial instruments for speculative trading purposes, nor do we hold or issue leveraged derivative financial instruments.

At March 31, 2002 and 2001, we had outstanding forward exchange contracts, all having maturities of less than 90 days, to exchange various nonfunctional currencies for U.S. dollars or Euros in the aggregate contracted amounts (U.S. dollar equivalent) of approximately $21.8 million and $51.3 million, respectively. The net gains and losses associated with all forward exchange contracts in fiscal 2002, 2001, and 2000 were not material to our results of operations.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. All our short-term investments are classified as available-for-sale securities and are recorded at amounts that approximate fair value based on quoted market prices at March 31, 2002 and 2001. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Realized gains and losses on sales of available-for-sale securities were immaterial for the years ended March 31, 2002 and 2001. Unrealized holding gains or losses on available-for-sale securities, net of taxes, were included in accumulated other comprehensive loss, which is a separate component of stockholders’ equity, and totaled approximately $2.0 million and $3.6 million, respectively, for the years ended March 31, 2002 and 2001. There were no significant unrealized holding gains or losses on such securities at March 31, 2000. Our Convertible Subordinated Notes were issued at a fixed interest rate and with fixed conversion rates and therefore do not expose us to the risk of earnings or cash flow loss due to change in market interest rates. The table below presents notional amounts and related average interest rates by year of maturity for our investment portfolio and long-term debt obligations at March 31, 2002 (in thousands):

	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value
Cash equivalents
Fixed rate	$20,019	—	—	—	—	—	$20,019	$20,019
Average rate	2.09%	—	—	—	—	—	2.09%
Variable rate	$332,711	—	—	—	—	—	$332,711	$332,711
Average rate	2.46%	—	—	—	—	—	2.46%
Short-term investments
Fixed rate	$248,418	$270,557	$52,017	$12,581	—	—	$583,573	$586,225
Average rate	4.87%	4.06%	3.51%	4.09%	—	—	4.31%

Total investment securities	$601,148	$270,557	$52,017	$12,581	—	—	$936,303	$938,955

Average rate	4.41%	4.06%	3.51%	4.09%	—	—	4.14%

Long-term debt
Fixed rate	—	—	—	—	—	$500,000	$500,000	$435,800

Average rate	—	—	—	—	—	5.00%	5.00%

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Rational Software Corporation

We have audited the accompanying consolidated balance sheets of Rational Software Corporation as of March 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rational Software Corporation at March 31, 2002 and 2001, and the consolidated results of its operations, and its cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States.

/s/    ERNST & YOUNG LLP

Palo Alto, California
April 17, 2002

RATIONAL SOFTWARE CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$374,158	$363,717
Short-term investments	586,225	677,104
Accounts receivable, net of allowance for doubtful accounts of $6,149 and $3,317 in 2002 and 2001, respectively	149,896	206,099
Deferred income tax assets	19,714	16,727
Prepaid expenses and other assets	24,525	19,991

Total current assets	1,154,518	1,283,638
Property and equipment, net	91,254	103,239
Goodwill and purchased intangibles, net	228,030	294,824
Other assets, net	29,417	27,622

Total assets	$1,503,219	$1,709,323

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,575	$23,909
Accrued employee benefits	46,145	68,624
Income taxes payable	29,192	30,788
Other accrued expenses	42,445	49,753
Current portion of accrued merger and integration costs	11,511	19,970
Deferred revenues	181,903	166,531

Total current liabilities	322,771	359,575
Long-term deferred income tax liabilities	11,921	57,900
Convertible subordinated notes	500,000	500,000
Long-term portion of accrued merger and integration costs	29,369	25,284
Other accrued liabilities	1,182	310

Total liabilities	865,243	943,069

Commitments and Contingencies
Stockholders’ equity:
Common Stock, $0.01 par value, 500,000 shares authorized, 219,635 and 217,501 shares issued in 2002 and 2001, respectively	2,196	2,175
Additional paid-in capital	1,272,174	1,236,517
Receivable from stockholders	—	(645)
Deferred stock-based compensation	(199,055)	(272,256)
Treasury stock, 26,091 and 15,541 shares in 2002 and 2001, respectively	(350,902)	(192,417)
Retained earnings (Accumulated deficit)	(64,503)	11,445
Accumulated other comprehensive loss	(21,934)	(18,565)

Total stockholders’ equity	637,976	766,254

Total liabilities and stockholders’ equity	$1,503,219	$1,709,323

See Notes to Consolidated Financial Statements

RATIONAL SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended March 31,
	2002	2001	2000
Net product revenues	$318,711	$477,726	$354,497
Consulting and support revenues	371,086	337,209	217,693

Total revenues	689,797	814,935	572,190

Cost of product revenues	45,228	32,817	27,297
Cost of consulting and support revenues	77,065	89,227	59,607

Total cost of revenues	122,293	122,044	86,904

Gross margin	567,504	692,891	485,286

Operating expenses:
Research and development expenses	176,817	183,509	102,565
Sales and marketing expenses	288,837	330,128	220,529
General and administrative expenses	54,059	48,567	47,124
Amortization of goodwill and purchased intangibles	72,108	22,370	3,120
Amortization of deferred stock-based compensation(1)	72,345	14,020	281
Charges for acquired in-process research and development	—	15,822	3,529
Restructuring costs	17,331	—	—

Total operating expenses	681,497	614,416	377,148

Operating income (loss)	(113,993)	78,475	108,138
Interest expense	25,169	25,235	4,132
Interest income	42,835	59,944	16,989

Income (loss) before income taxes	(96,327)	113,184	120,995
Provision for (benefit from) income taxes	(20,379)	56,363	36,765
Minority interest	—	(15,323)	(1,084)

Net income (loss)	$(75,948)	$72,144	$85,314

Net income (loss) per common share:
Basic	$(0.39)	$0.38	$0.49

Diluted	$(0.39)	$0.35	$0.45

Shares used in computing per share amounts:
Basic	193,054	188,566	175,458

Diluted	193,054	206,211	191,274

(1) Amortization of deferred stock-based compensation is allocable as follows:

Research and development	$24,597	$3,645	$281
Sales and marketing	28,938	5,608	—
General and administrative	18,810	4,767	—

Total	$72,345	$14,020	$281

See Notes to Consolidated Financial Statements

RATIONAL SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Receivable From Stockholders	Deferred Stock Compensation	Treasury Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Income (loss)
	Shares	Amount				Shares	Amount
Balance at March 31, 1999	186,762	$1,866	$561,809	$—	$—	(14,615)	$(119,488)	$(146,013)	$(3,802)	$294,372
Exercise of common stock options	10,488	105	64,527	—	—		—	—	—	64,632
Issuance of common stock under Employee Stock Purchase Plans	1,252	13	9,923	—	—		—	—	—	9,936
Tax benefit from employee stock plans	—	—	36,825	—	—		—	—	—	36,825
Compensation expense	—	—	484	—	—		—	—	—	484
Deferred stock-based compensation	—	—	3,044	—	(3,044)		—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	281		—	—	—	281
Issuance of common stock in conjunction with acquisition	742	8	31,880	—	—		—	—	—	31,888
Treasury stock repurchases	—	—	—	—	—	(4,145)	(61,363)	—	—	(61,363)
Comprehensive income:
Cumulative translation adjustment	—	—	—	—	—		—	—	(6,062)	(6,062)	$(6,062)
Net income	—	—	—	—	—		—	85,314	—	85,314	85,314

Total comprehensive income											$79,252

Balance at March 31, 2000	199,244	1,992	708,492	—	(2,763)	(18,760)	(180,851)	(60,699)	(9,864)	456,307
Exercise of common stock options, net of repurchases	5,293	53	36,657	—	—	5,274	42,640	—	—	79,350
Issuance of common stock under Employee Stock Purchase Plans	1,007	11	13,403	—	—		—	—	—	13,414
Tax benefit from employee stock plans	—	—	85,857	—	—		—	—	—	85,857
Amortization of deferred stock-based compensation	—	—	—	—	14,020		—	—	—	14,020
Issuance of common stock in conjunction with acquisitions	11,957	119	392,108	(645)	(283,513)		—	—	—	108,069
Treasury stock repurchases	—	—	—	—	—	(2,055)	(54,206)	—	—	(54,206)
Comprehensive income:
Cumulative translation adjustment	—	—	—	—	—		—	—	(12,277)	(12,277)	$(12,277)
Unrealized gain on investments, net of income taxes of $2,330	—	—	—	—	—		—	—	3,576	3,576	3,576
Net income	—	—	—	—	—		—	72,144	—	72,144	72,144

Total comprehensive income											$63,443

Balance at March 31, 2001	217,501	2,175	1,236,517	(645)	(272,256)	(15,541)	(192,417)	11,445	(18,565)	766,254
Exercise of common stock options, net of repurchases	885	9	9,432	—	—	1,469	11,696	—	—	21,137
Issuance of common stock under Employee Stock Purchase Plans	1,249	12	17,542	—	—	—	—	—	—	17,554
Tax benefit from employee stock plans	—	—	9,221	—	—	—	—	—	—	9,221
Deferred stock-based compensation—vesting acceleration	—	—	—	—	318	—	—	—	—	318
Deferred stock-based compensation—reversal for forfeitures	—	—	(538)	—	538	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	72,345	—	—	—	—	72,345
Payments on receivable form stockholders	—	—	—	645	—	—	—	—	—	645
Treasury stock repurchases	—	—	—	—	—	(12,019)	(170,181)	—	—	(170,181)
Comprehensive income:
Cumulative translation adjustment	—	—	—	—	—	—	—	—	(1,399)	(1,399)	$(1,399)
Unrealized loss on investments, net of income tax benefits of $(1,284)	—	—	—	—	—	—	—	—	(1,970)	(1,970)	(1,970)
Net loss	—	—	—	—	—	—	—	(75,948)	—	(75,948)	(75,948)

Total comprehensive loss											$(79,317)

Balance at March 31, 2002	219,635	$2,196	$1,272,174	$—	$(199,055)	(26,091)	$(350,902)	$(64,503)	$(21,934)	$637,976

See Notes to Consolidated Financial Statements

RATIONAL SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended March 31,
	2002	2001	2000
Operating activities:
Net income (loss)	$(75,948)	$72,144	$85,314
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Charges for acquired in-process research and development	—	15,822	3,529
Depreciation	30,966	25,374	18,860
Amortization	93,671	30,617	7,570
Compensation expense related to stock options	72,345	14,020	765
Tax benefit from employee stock plans	9,221	85,857	36,825
Deferred income tax	(47,683)	(44,274)	13,497
Minority interest in loss of Catapulse	—	(15,323)	(1,084)
Changes in operating assets and liabilities:
Accounts receivable, net	56,203	(55,933)	(54,806)
Prepaid expenses and other, net	(3,593)	(9,139)	(1,040)
Other assets	(5,135)	(11,093)	—
Accounts payable	(12,334)	14,470	(5,641)
Accrued employee benefits and other accrued expenses	(28,059)	34,831	31,209
Income taxes payable	(1,596)	6,017	4,671
Accrued merger and integration expenses	(8,124)	(18,965)	2,766
Deferred revenues	15,372	43,718	44,164

Net cash provided by operating activities	95,306	188,143	186,599

Investing activities:
Purchase of short-term investments	(669,747)	(914,587)	(524,642)
Maturities and sales of short-term investments	757,373	736,723	231,426
Purchases of property and equipment	(19,437)	(76,173)	(24,474)
Net changes in other investment assets	—	—	(19,738)
Purchases of technology	(20,965)	—	—
Business combinations, net of cash acquired	—	(11,478)	(13,208)

Net cash provided by (used in) investing activities	47,224	(265,515)	(350,636)

Financing activities:
Net proceeds from sale of Convertible Notes	—	—	484,600
Net proceeds from issuance of Common Stock	24,325	44,512	74,568
Net proceeds from reissuance of treasury stock	14,521	48,252	—
Purchases of treasury stock	(170,181)	(54,206)	(61,363)
Proceeds from repayment of receivables from stockholders	645	—	—
Proceeds from minority investors in Catapulse Inc.	—	1,578	25,559

Net cash provided by (used in) financing activities	(130,690)	40,136	523,364

Effect of changes in foreign currency exchange rate on cash	(1,399)	(12,277)	(6,062)

Net increase (decrease) in cash and cash equivalents	10,441	(49,513)	353,265
Cash and cash equivalents at beginning of year	363,717	413,230	59,965

Cash and cash equivalents at end of year	$374,158	$363,717	$413,230

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$16,155	$9,023	$4,077
Cash paid for interest	25,000	24,842	—

Noncash investing and financing activities:
Deferred stock-based compensation	(856)	283,513	3,044
Common stock issued in connection with acquisitions	—	391,582	31,888

See Notes to Consolidated Financial Statements

RATIONAL SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002

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

Revenue recognition.    The Company recognizes revenues in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended. Revenues from software license agreements are recognized when all of the following criteria are met as set forth in paragraph 8 of SOP 97-2: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable, and (4) collectibility is probable. The Company defines each of these four criteria as follows:

•
Persuasive evidence of an arrangement exists.    It is the Company’s customary practice to have a written contract, which is signed by both the customer and the Company, or a purchase order from those customers who have either previously negotiated a standard license arrangement with the Company or accept the terms and conditions of the Company’s standard shrink wrap agreement.

•
Delivery has occurred.    Physical delivery of the Company’s product is considered to have occurred upon the transfer of the product master or, if the product master is not to be delivered, upon the transfer of the first copy. Occasionally, product is delivered electronically. Electronic delivery is deemed to have occurred after customers have been provided with access codes that allow them to take immediate possession of the software. If an arrangement includes undelivered products or services that are essential to the functionality of the delivered product, delivery is not considered to have occurred until these products or services are delivered.

•
The fee is fixed or determinable.    It is the Company’s policy to not provide customers the right to a refund of any portion of their license fees paid. The Company may agree to extend payment terms with a customer of up to one year based on the collection history of the customer. Arrangements with payment terms extending beyond these customary payment terms are considered not to be fixed or determinable, and revenues from such arrangements are recognized as payments become due and payable.

•
Collectibility is probable.    Collectibility is assessed on a customer-by-customer basis. The Company typically sells to customers for whom there is a history of successful collection. New customers are subject to a credit review process that evaluates the customers’ financial position and ultimately their ability to pay. If the Company determines from the outset of an arrangement that collectibility is not probable, revenues are recognized as cash is collected.

The Company allocates revenues on software arrangements involving multiple elements to each element based on the relative fair values of each element. The Company’s determination of fair value of each element in

RATIONAL SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2002

multiple element arrangements is based on vendor-specific objective evidence (VSOE). The Company limits its assessment of VSOE for each element to the price charged when the same element is sold separately by the Company. The Company has analyzed all of the elements included in its multiple-element arrangements and determined that the Company has sufficient VSOE to allocate revenues to maintenance and support service, professional consulting and training. The Company sells its professional consulting and training separately and has established VSOE on this basis. VSOE for maintenance and support is determined based upon the rates on the pricelists for these elements. Accordingly, assuming all other revenue recognition criteria are met, revenues from perpetual licenses are recognized upon delivery using the residual method in accordance with SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” Term licenses are sold with maintenance and support for which the Company does not have VSOE to determine fair value. The Company recognizes revenues from these bundled term licenses ratably over the license term.

Service revenues are derived from consulting services, post-contract customer support, and training. Consulting revenues and the related cost of services are recognized on a time and materials basis; however, revenues from certain fixed-price contracts are recognized on the percentage-of-completion basis in accordance with SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” which involves the use of estimates. Actual results could differ from those estimates, and, as a result, future gross margin on such contracts may be more or less than anticipated. The amount of consulting contracts recognized on a percentage-of-completion basis has not been material to date. Software maintenance agreements provide technical support and the right to unspecified enhancements and upgrades on an if-and-when-available basis. Post-contract customer support revenues are recognized ratably over the term of the support period (generally one year), and training and other service revenues are recognized as the related services are provided. The unrecognized portion of amounts paid in advance for licenses and services is recorded as deferred revenue.

On occasion, the Company has purchased goods or services for operations from various organizations at or about the same time that the Company licensed its software to these organizations. These transactions are recorded at terms the Company considers to be fair value. For these reciprocal arrangements, the Company considers Accounting Principles Board (APB) Opinion No. 29, “Accounting for Transactions,” and Emerging Issues Task Force (EITF) Issue No. 01-02, “Interpretation of APB Opinion No. 29,” to determine whether the arrangement is a monetary or nonmonetary transaction. Transactions involving the exchange of boot representing 25% or greater of the fair value of the reciprocal arrangement are considered monetary transactions within the context of APB 29 and EITF 01-02. Monetary transactions and nonmonetary transactions that represent the culmination of an earnings process are recorded at the fair value of the products delivered or products or services received, whichever is more readily determinable, providing the fair values are determinable within reasonable limits. In determining the fair values, the Company considers the recent history of cash sales of the same products or services in transactions of similar sizes or the fair values of products or services purchased. Revenues from such transactions may be recognized over a period of time as the products or services are received. For nonmonetary reciprocal arrangements that do not represent the culmination of the earnings process, the exchange is recorded based on the carrying value of the products delivered, which is generally zero. In fiscal 2002, the Company had revenue transactions under reciprocal arrangements of approximately $11.1 million, or 1.6% of total revenues, of which approximately $9.7 million involved monetary transactions, as defined above, and approximately $1.4 million involved nonmonetary transactions, as defined above. The Company recognized the $9.7 million of monetary transactions in its revenues in fiscal 2002. In fiscal 2001 and 2000, the Company had revenue transactions under reciprocal arrangements of approximately $11.3 million and $0.7 million, or 1.4% and 0.1% of total revenues, respectively, which all involved monetary transactions and were recognized in fiscal 2001 and 2000, respectively.

RATIONAL SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2002

Translation of local currencies.    The Company’s international subsidiaries operate primarily using local functional currencies. Accordingly, all assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. The resulting cumulative translation adjustments are presented as a separate component of stockholders’ equity. Realized and unrealized exchange gains or losses from transaction adjustments are reflected in operations and have not been material.

Net income (loss) per share.    Calculation of income (loss) per share is as follows (in thousands, except per share amounts) and reflects a two-for-one stock split in September 2000:

	Year Ended March 31,
	2002	2001	2000
Numerator:
Net income (loss)	$(75,948)	$72,144	$85,314

Denominator:
Weighted average shares of common stock outstanding	197,249	189,340	175,458
Less: Weighted average shares subject to repurchase	(4,195)	(774)	—

Denominator for basic net income (loss) per share—weighted average shares	193,054	188,566	175,458
Weighted average dilutive potential common shares:
Weighted average shares subject to repurchase	—	774	—
Incremental common shares attributable to shares issuable under employee stock plans	—	16,871	15,816

Denominator for diluted net income (loss) per share—weighed average shares and assumed conversions	193,054	206,211	191,274

Net income (loss) per share—basic	$(0.39)	$0.38	$0.49

Net income (loss) per share—diluted	$(0.39)	$0.35	$0.45

The computation of diluted net loss per share for the fiscal year ended March 31, 2002 excluded the impact of all outstanding options to purchase 41,972,397 shares of Common Stock and 4,195,254 shares of Common Stock subject to repurchase, because such impact would be antidilutive due to the Company’s net loss for the fiscal year 2002. The impact of options to purchase 6,397,529 and 302,036 shares of Common Stock, respectively, was not included in diluted net income per share for fiscal years ended March 31, 2001 and 2000, respectively, because exercise price of these options was greater than the average market price of a share of Common Stock and such impact would be antidilutive. The impact of converting 13,997,760 shares of Common Stock from outstanding Convertible Notes issued in 2000 was not included for any periods in diluted net income (loss) per share, because the assumed conversion would be antidilutive.

Cash, cash equivalents, and short-term investments.    Cash equivalents are highly liquid investments with original maturity dates of three months or less at the date of acquisition. Investments with maturity dates of greater than three months are considered to be short-term investments.

All of the Company’s short-term investments are classified as available-for-sale and are recorded at amounts that approximate fair value based on quoted market prices at March 31, 2002 and 2001. Unrealized holding gains

RATIONAL SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2002

and losses on available-for-sale securities, net of tax, are recorded in stockholders’ equity. Realized gains or losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method.

Allowance for doubtful accounts.    The Company records allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company regularly assesses the adequacy of its accounts receivable allowance after considering the size of the accounts receivable balance, each customer’s expected ability to pay, our collection history with each customer and current economic trends. The assessment of allowance for doubtful accounts requires significant judgments and represents the Company’s best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future.

Property and equipment.    The Company’s property and equipment is recorded at cost and is depreciated over its useful life, which is generally three to seven years, using the straight-line method. The cost of furniture and equipment under capital leases is recorded at the lower of the present value of the minimum lease payments or the fair value of the asset and is amortized over the shorter of the term of the related lease or the estimated useful life of the asset. Leasehold improvements are depreciated over the remaining life of the lease.

Long Lived Assets.    The Company reviews for impairment indicators on its long-lived assets whenever events or circumstances indicate that the carrying amount of an asset might not be recoverable. The Company identifies and records impairment losses, as circumstances dictate, on long-lived assets used in operations when events and circumstances indicate that the assets are impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of these assets. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business, a significant change in the benefits realized from the acquired business, or a significant change in the operations of the acquired business. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. The Company monitors the preceding factors to identify events or circumstances, which would cause the Company to test for impairment and revise its assumptions on the estimated recovery of goodwill and purchased intangibles. In management’s opinion, no material impairment loss exists at March 31, 2002. Effective April 1, 2002, impairment of goodwill, and impairment of other long-lived assets will be assessed according to new accounting guidelines. See further discussion under “Recent Accounting Pronouncements.”

Goodwill and purchased intangibles.    Goodwill represents the excess purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair value. Purchased intangibles primarily represent developed and core technology, acquired contracts, customer base, and trade names. As described further under “Recent Accounting Pronouncements,” the Financial Accounting Standards Board (FASB) issued SFAS 141, “Business Combinations,” and SFAS 142, “Goodwill and Other Intangible Assets,” in July 2001. In accordance with SFAS 142, the Company has continued to amortize goodwill related to acquisitions completed prior to July 1, 2001, with amortization ceasing on April 1, 2002, the date the Company fully adopts SFAS 142. The goodwill balances associated with acquisitions completed prior to July 1, 2001, were amortized over three to four years using the straight-line method. Identifiable purchased intangibles, regardless of acquisition date, are currently amortized over one to four years using the straight-line method. Accumulated amortization of goodwill and purchased intangibles was approximately $185.3 million and $96.5 million as of March 31, 2002 and 2001, respectively. Goodwill, net of accumulated amortization, was approximately $182.6 million and $247.1 million as of March 31, 2002 and 2001 respectively.

RATIONAL SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2002

Stock-based compensation.    The Company has elected to follow APB 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock options, because the alternative fair value accounting provided for under SFAS 123, “Accounting for Stock-Based Compensation,” requires use of option valuation models that were not developed for use in valuing employee stock options. The Company generally grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant, and accordingly, no compensation expense is recorded. The Company recognizes compensation expense for those options granted with an exercise price less than the fair value of the underlying Common Stock at the date of grant.

In March 2000, the FASB issued Financial Interpretation (FIN) No. 44, “Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB 25.” This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. As a result of the Company’s adoption of this guidance in July 2000, the Company recorded approximately $295.0 million of deferred stock-based compensation in conjunction with the acquisitions of Catapulse and Attol Testware, of which $72.3 million and $14.0 million was expensed in fiscal 2002 and 2001, respectively.

Fair value of financial instruments.    The carrying values reported in the balance sheet for cash and cash equivalents and short-term investments approximate fair value. The fair value of short-term investments and long-term debt is based on quoted market prices. As of March 31, 2002, the quoted market value for long-term debt was approximately $435.8 million.

Advertising costs.    The Company expenses advertising costs as incurred. Advertising costs totaled $14.5 million, $19.3 million, and $10.1 million for the years ended March 31, 2002, 2001, and 2000, respectively.

401(k) plan.    The Company has a 401(k) Retirement Plan (the Plan) that allows eligible employees to contribute up to 15% of their annual compensation to the Plan, subject to certain limitations. Starting July 1, 2000, the Company has matched employee contributions at a rate of 3% of salary, up to a maximum of $2,000. Employee contributions vest immediately, whereas the Company’s matching contributions vest at a rate of 0% after the employee’s first year of service, 50% after the second year of service and 100% after the third year of service. The Company recognized matching contribution expense of $3.6 million, $2.5 million, and $0 in fiscal 2002, 2001, and 2000, respectively.

Reclassifications.    Certain prior-year amounts have been reclassified to conform to current-year presentation.

Derivatives.    The Company adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 137 and SFAS 138, in the first fiscal quarter of fiscal 2002. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities, and requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of any hedges, must be recognized currently in earnings. All of the Company’s derivative financial instruments are recorded at their fair value in prepaid expenses and other assets. The transition adjustment upon adoption of SFAS 133 was not material.

RATIONAL SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2002

The Company conducts business in a number of foreign countries, with certain transactions denominated in local or “functional” currencies. The purpose of the Company’s foreign currency management is to mitigate the impact of foreign currency exchange rate fluctuations on balance sheet exposures denominated in currencies other than the “functional” currency. The terms of currency instruments used for hedging purposes are generally consistent with the timing of the committed transactions being hedged. The Company does not use derivative financial instruments for speculative trading purposes, nor does it hold or issue leveraged derivative financial instruments.

The Company uses short-term forward exchange contracts to hedge certain foreign currency denominated assets or liabilities. These derivatives do not qualify for SFAS 133 hedge accounting treatment. Accordingly, changes in the fair value of these hedges are recorded immediately in earnings to offset the changes in the fair value of the assets or liabilities being hedged.

Recent accounting pronouncements.    In July 2001, the FASB issued SFAS 141 and SFAS 142. SFAS 141 supersedes APB 16, “Business Combinations.” The most significant changes made by SFAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized). SFAS 142 supersedes APB 17, “Intangible Assets.” SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001; however, certain provisions of this new standard may also apply to any acquisitions concluded subsequent to June 30, 2001. The most significant changes made by SFAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. The Company is required to adopt SFAS 141 and SFAS 142 on a prospective basis as of April 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. As a result of implementing these new standards, amortization of existing goodwill will cease on April 1, 2002. Application of the amortization provisions of SFAS 142 is expected to result in an increase in net income from fiscal 2002 to fiscal 2003 of approximately $69.4 million. During fiscal 2003, the Company will perform the first of the required impairment tests of goodwill and an annual impairment review thereafter. Upon the adoption of SFAS 142, the Company does not expect a material impact on its financial position or results of operations as a result of the initial impairment test.

In October 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS 121 and the provisions of APB 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” with regard to reporting the effects of a disposal of a segment of a business. SFAS 144 retains many of the provisions of SFAS 121 but significantly changes the criteria that would have to be met to classify an asset as held for disposal such that long-lived assets to be disposed of other than by sale are considered held and used until disposed of. In addition, SFAS 144 retains the basic provisions of APB 30 for presentation of discontinued operations in the statement of operations but broadens that presentation to a component of an entity. The Company will apply SFAS 144 beginning April 1, 2002. The Company is currently evaluating the potential impact, if any, the adoption of SFAS 144 will have on its financial position and results of operations.

RATIONAL SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2002

In November 2001, the FASB issued an announcement on the topic of “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred” (the Announcement). The Announcement requires companies to characterize reimbursements received for out of pocket expenses incurred as revenues in the income statement. The Announcement should be applied in financial reporting periods beginning after December 15, 2001, and comparative financial statements for prior periods should be reclassified to comply with the guidance in this announcement. Historically, the Company has netted reimbursements received for out of pocket expenses against the related expenses in the accompanying consolidated statements of operations. The Announcement will have no impact on the Company’s gross margin or net income (loss) but will increase its consulting and support revenues and cost of consulting and support revenues. The Company adopted the Announcement in the quarter ended March 31, 2002. The adoption of the Announcement did not have a material impact on the Company’s consulting and support revenues and cost of consulting and support revenues.

2.    Risks Due to Concentrations

Concentrations of credit risk.    Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, and accounts receivable. The Company’s investment policy limits its exposure to concentrations of credit risk for cash equivalents and short-term investments. The Company sells its products primarily to major corporations that develop software, and systems integrators that serve a wide variety of international markets. Collateral or deposits generally are not required from customers who demonstrate a positive credit record and sound financial condition. The Company maintains reserves for potential credit losses, and such losses have been within management’s expectations. No single customer accounted for 10% or more of total revenues for all periods presented.

International sales.    International sales account for approximately 41% of the Company’s revenues in each of fiscal year 2002, 2001, and 2000, and the Company expects that international sales will continue to account for a significant portion of the Company’s revenues in future periods. Any material adverse effect on the Company’s international business would have a material adverse effect on the Company’s financial statements. Also, the Company’s international sales are generally denominated in foreign currencies. Losses on the conversion of foreign-denominated receivables into U.S. dollars may have a material adverse effect on the Company’s financial statements. See further discussion under Note 12 “Segment Information”.

A portion of the Company’s business is conducted in currencies other than the U.S. dollar. Changes in the value of major foreign currencies relative to the local, or “functional” currency of the Company or its subsidiaries may adversely affect operating results. The Company enters into short-term forward foreign exchange contracts designed to mitigate the impact of foreign currency exchange rate fluctuations on balance sheet exposures denominated in currencies other than the “functional” currency. The total amount of these contracts is approximately offset by the underlying assets and liabilities denominated in nonfunctional currencies. Forward contracts are accounted for on a mark-to-market basis. Gains and losses on forward contracts are recognized in the Company’s Consolidated Statements of Operations when the related transactions being hedged are recognized or the contracts mature. Such contracts meet the criteria established in SFAS 52, “Foreign Currency Translation for Hedge Accounting Treatment.” The Company adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” in the first fiscal quarter of fiscal 2002. The adoption of SFAS 133 did not have a material impact on our financial position or results of operations. As the Company finds it impractical to hedge all foreign currency exposures, the Company will continue to experience foreign currency gains and losses. The Company does not use derivative financial instruments for speculative trading purposes, nor does it hold or issue leveraged derivative financial instruments.

RATIONAL SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2002

At March 31, 2002 and 2001, the Company had outstanding forward exchange contracts, all having maturities of less than 90 days, to exchange various nonfunctional currencies for U.S. dollars or Euros in the aggregate contracted amounts (U.S. dollar equivalent) of $21.8 million and $51.3 million, respectively. Three major U.S. multinational banks are counter party to all these contracts. The gains and losses associated with all forward exchange contracts when combined with the gains and losses on the underlying exposures hedged in fiscal 2002, 2001, and 2000 were not material to the Company’s results of operations.

3.    Acquisitions

Purchase of Catapulse Inc.    On February 5, 2001, the Company completed the acquisition of the remaining outstanding shares of Catapulse not already owned by Rational. Catapulse was a development-stage company, which was developing a hosted development service to be delivered to users over the Internet. Under the terms of the definitive agreement, Rational issued 0.0825 shares of Rational Common Stock for each outstanding share of Catapulse capital stock at the time the acquisition was consummated. In addition, each outstanding convertible security of Catapulse, including options and other rights to purchase Catapulse Common Stock was assumed by Rational in the acquisition of the remaining shares and became exercisable for a number of shares of Rational Common Stock based on the fixed exchange ratio. In connection with this acquisition of the remaining shares, the Company acquired all of the outstanding shares of capital stock of Catapulse not already owned by Rational in exchange for 11,444,956 shares of the Company’s Common Stock. In addition, options of Catapulse were converted into options to purchase approximately 1,018,740 shares of the Company’s Common Stock.

In December 1999, Rational invested $50.0 million in Catapulse, and Rational’s investment represented approximately 37% of the voting power of the outstanding capital stock of Catapulse. In addition, two of Rational’s officers represented an approximate additional 29% of the voting power of the outstanding capital stock of Catapulse. Catapulse’s Board of Directors comprised five directors, four of whom served on Rational’s Board of Directors. Also, in July 2000, Catapulse entered into agreements with Rational whereby Rational would develop and license technology, under Rational’s intellectual property rights, to Catapulse for the products and services, which were to be provided to Catapulse’s customers on an exclusive basis. Because of these factors, Rational exercised significant influence over Catapulse and as a result Catapulse has been consolidated into Rational for financial reporting purposes since December 1999, with outside ownership of Catapulse reflected as minority interest through February 5, 2001.

The total purchase price of Catapulse, including acquisition-related costs of approximately $59.2 million, was approximately $449.1 million. The acquisition was accounted for under the purchase method of accounting and the total purchase price was allocated based on an independent appraisal as follows (in thousands):

Acquired developed and core technology	$25,952
Acquired contract	9,299
Acquired in-process research and development (IPR&D)	14,167
Acquired assembled workforce	5,822
Acquired goodwill	205,393
Deferred stock-based compensation on unvested stock and stock options	288,762
Net deferred tax liability	(114,220)
Net book value of acquired assets and liabilities which approximate fair value	13,931

Total purchase price	$449,106

RATIONAL SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2002

The purchase price allocation resulted in a $14.2 million charge related to the value of acquired IPR&D in the fourth quarter of fiscal 2001. The value of acquired IPR&D represents the appraised value of technology in the development stage that had not yet reached economic and technological feasibility. In reaching this determination, the Company used a present value net income approach, which computed the fair value of the subject asset based on a discounted cash flow analysis rate on the anticipated income stream of the related product revenues and considered, among other factors, the stage of development of each product and service offering, the time and resources needed to complete each product and service offering, and expected income and associated risks. The Company also used the present value net income method to allocate values to developed or core technology as well as an acquired contract. The rates utilized to discount the cash flows to their present value were based on an estimated cost of capital calculation. Due to the nature of the forecast and the risks associated with the projected growth and profitability of the developmental projects, the discount rates of 25%, 20%, and 15% were considered appropriate for IPR&D, developed or core technology and an acquired contract, respectively. The deferred stock-based compensation, which relates to the intrinsic value of unvested stock options and restricted stock assumed in the acquisition, is presented as a reduction of stockholders’ equity and is being amortized over the vesting period of the applicable options or restricted stock using the straight-line method. The acquired developed technology, acquired contract, assembled workforce and goodwill are being amortized on a straight-line basis over periods from two to four years, which are the estimated useful lives of these acquired assets. The Company will cease the amortization of goodwill and assembled workforce on April 1, 2002 as a result of implementing SFAS 142. The amortization of goodwill, purchased intangibles, and deferred stock-based compensation associated with this acquisition totaled approximately $134.2 million and $22.9 million in fiscal 2002 and 2001, respectively.

The Company formulated an exit plan effective at the date of the acquisition with respect to duplicate facilities, assets with no future economic benefit, relocation of key Catapulse employees to better align and integrate their responsibilities, as well as involuntary termination of certain Catapulse employees whose responsibilities were redundant or not deemed necessary. The exit plan was initiated in fiscal 2001, and was completed in fiscal 2002. Total severance pay, relocation costs, asset write-off, and lease cancellation costs of the plan of approximately $37.0 million had been included in the purchase price allocation in fiscal 2001. During fiscal 2002, the Company recorded an additional $3.9 million of facility related acquisition costs upon the finalization of the exit plan.

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

RATIONAL SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2002

The total purchase price of Attol, including acquisition-related costs of approximately $7.9 million, was approximately $30.3 million. The acquisition was accounted for under the purchase method of accounting and the total purchase price was allocated based on an independent appraisal as follows (in thousands):

Acquired developed and core technology	$3,665
Acquired IPR&D	1,655
Acquired assembled workforce	576
Acquired customer base and trade name	917
Acquired goodwill	18,919
Deferred stock-based compensation on unvested stock and stock options	6,276
Net deferred tax liability	(4,573)
Net book value of acquired assets and liabilities which approximate fair value	2,820

Total purchase price	$30,255

The purchase price allocation resulted in a $1.7 million charge related to the value of acquired IPR&D in the fourth quarter of fiscal 2001. The value of acquired IPR&D represents the appraised value of technology in the development stage that had not yet reached economic and technological feasibility. In reaching this determination, the Company used a present value net income approach and considered, among other factors, the stage of development of each product, the time and resources needed to complete each product, and expected income and associated risks. The Company also used the present value net income method to allocate values to developed technology and core technology. The rates utilized to discount the cash flows to their present value were based on an estimated cost of capital calculation. Due to the nature of the forecast and the risks associated with the projected growth and profitability of the developmental projects, the discount rates of 25%, 20%, and 15% were considered appropriate for IPR&D, core technology and developed technology, respectively. The deferred stock-based compensation, which relates to the intrinsic value of unvested stock options and restricted stock assumed in the acquisition is presented as a reduction of stockholders’ equity and is being amortized over the vesting period of the applicable options or restricted stock using the straight-line method. The developed technology, core technology, customer base, trade name, assembled workforce and goodwill are being amortized on a straight-line basis over periods from two to four years, the estimated useful lives of these acquired assets. The Company will cease the amortization of goodwill and assembled workforce on April 1, 2002 as a result of implementing SFAS 142. The amortization of deferred stock-based compensation, goodwill and intangible assets associated with this acquisition totaled approximately $9.6 million in fiscal 2002. The results of Attol were included in consolidated results of operation from March 27, 2001.

The Company formulated an exit plan effective at the date of the acquisition with respect to assets with no future economic benefit and involuntary termination of certain Attol employees whose responsibilities were redundant or not deemed necessary. The exit plan was initiated in fiscal 2001, and was completed in fiscal 2002. Total severance pay and asset write-off costs of the plan of approximately $0.4 million was included in the purchase price allocation.

RATIONAL SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2002

The following table presents unaudited pro forma consolidated results for the Company assuming the acquisitions of Catapulse and Attol were consummated as of the beginning of each period. The pro forma results have been adjusted to exclude the charges of IPR&D recorded in fiscal 2001 and include amortization of deferred stock-based compensation and amortization of goodwill and purchased intangibles. This information may not necessarily be indicative of the future combined results of operations of the Company (in thousands, except per share amounts).

	Year Ended March 31,
	2001	2000
	(unaudited)
Revenues	$818,515	$575,096
Net loss	(20,788)	(25,704)
Basic and diluted net loss per share	(0.10)	(0.14)

Purchase of ObjecTime Limited.    On January 13, 2000, the Company completed the acquisition of ObjecTime Limited (OTL). OTL was a developer of visual design and code generation software tools used for development of embedded software. The Company acquired all outstanding shares of OTL capital stock in exchange for approximately $9.0 million in cash and 371,400 shares of the Company’s Common Stock. The Company also assumed all outstanding options to purchase OTL Common Stock in exchange for options to purchase 358,546 shares of the Company’s Common Stock. Prior to the consummation of this deal, the Company held a 19.9% ownership in OTL from an initial investment of approximately $9.0 million made in December 1997.

The total purchase price of OTL, including the prior investment and acquisition-related costs of approximately $6.0 million, was approximately $58.8 million. The acquisition was accounted for under the purchase method of accounting and the total purchase price was allocated based on an independent appraisal as follows (in thousands):

Acquired developed technology	$1,610
Acquired core technology	4,250
Acquired IPR&D	3,529
Acquired assembled workforce	1,427
Acquired goodwill and other intangibles	45,151
Net book value of acquired assets and liabilities which approximate fair value	2,865

Total purchase price	$58,832

The purchase price allocation resulted in a $3.5 million charge related to the value of acquired IPR&D in the fourth quarter of fiscal 2000. The value of acquired IPR&D represents the appraised value of technology in the development stage that had not yet reached economic and technological feasibility. In reaching this determination, the Company used a present value net income approach and considered, among other factors, the stage of development of each product, the time and resources needed to complete each product, and expected income and associated risks. The Company also used the present value net income method to allocate values to developed technology and core technology. The rates utilized to discount the cash flows to their present value were based on an estimated cost of capital calculation. Due to the nature of the forecast and the risks associated with the projected growth and profitability of the developmental projects, the discount rates of 25%, 20%, and 15% were considered appropriate for IPR&D, core technology and developed technology, respectively. The

RATIONAL SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2002

developed technology, core technology, assembled workforce, goodwill, and other intangibles are being amortized on a straight-line basis over periods from one to four years, which are the estimated useful lives of these acquired assets. The Company will cease the amortization of goodwill and assembled workforce on April 1, 2002 as a result of implementing SFAS 142. The results of OTL are included in consolidated results of operation from January 13, 2000.

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

The unaudited pro forma consolidated results for the Company had the acquisition been consummated at the beginning of each period, excluding the charge for acquired IPR&D recorded in fiscal 2000, are as follows (in thousands, except per share amounts):

	Year Ended March 31,
	2000	1999
	(unaudited)
Revenues	$581,701	$422,681
Net income	87,476	56,056
Diluted net income per share	0.91	0.61

4.    Cash, Cash Equivalents, and Short-Term Investments

The Company’s cash, cash equivalents, and short-term investments are as follows (in thousands):

	March 31, 2002
	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$21,428	$—	$—	$21,428

Cash equivalents:
Money market fund	332,711	—	—	332,711
Commercial paper	11,985	—	—	11,985
Government agency	8,034	—	—	8,034

Total cash equivalents	352,730	—	—	352,730

Short-term investments:
U.S. treasury and agency obligations	207,348	750	(901)	207,197
Municipal obligations	35,275	43	—	35,318
Corporate securities	340,950	3,238	(478)	343,710

Total short-term investments	583,573	4,031	(1,379)	586,225

Total cash, cash equivalents, and short-term investments	$957,731	$4,031	$(1,379)	$960,383

RATIONAL SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2002

	March 31, 2001
	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$33,342	$—	$—	$33,342

Cash equivalents:
Money market fund	200,428	—	—	200,428
Commercial paper	129,947	—	—	129,947

Total cash equivalents	330,375	—	—	330,375

Short-term investments:
Bank certificates of deposit	2,097	5	—	2,102
U.S. treasury and agency obligations	158,794	1,899	—	160,693
Municipal obligations	117,682	108	(10)	117,780
Corporate securities	392,484	4,114	(69)	396,529

Total short-term investments	671,057	6,126	(79)	677,104

Total cash, cash equivalents, and short-term investments	$1,034,774	$6,126	$(79)	$1,040,821

Realized gains and losses on sales of available-for-sale securities were immaterial for the years ended March 31, 2002, 2001, and 2000. Unrealized holding gains or losses, net of taxes, were included in accumulated other comprehensive loss, which is a separate component of stockholders’ equity, and totaled approximately $2.0 million and $3.6 million, respectively, for the years ended March 31, 2002 and 2001.

Short-term debt securities at March 31, 2002 and 2001, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations.

	March 31,
	2002	2001
Short-term investments:
Due in one year or less	$313,011	$394,588
Due in one to five years	273,214	282,516

Total	$586,225	$677,104

5.    Property and Equipment

Property and equipment is as follows (in thousands):

	March 31,
	2002	2001
Computer and office equipment	$131,537	$112,957
Office furniture	27,704	21,413
Leasehold improvements	31,129	22,427
Construction in progress	4,511	21,088

	194,881	177,885
Accumulated depreciation and amortization	(103,627)	(74,646)

Net property and equipment	$91,254	$103,239

RATIONAL SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2002

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

	Transaction Costs	Severance and Other Employee-Related Charges	Asset Write-Offs, Lease Cancellations and Other	Total
Accrued as of March 31, 1999	$—	$633	$4,786	$5,419
Provision recorded at acquisition of OTL	1,124	1,311	3,593	6,028
Noncash charges	—	—	(2,338)	(2,338)
Cash payments	(458)	(1,539)	(1,265)	(3,262)

Accrued as of March 31, 2000	666	405	4,776	5,847
Provision recorded at acquisition of Catapulse and Attol	15,290	5,987	41,880	63,157
Noncash charges	—	(4,784)	(2,369)	(7,153)
Cash payments	(13,873)	(651)	(2,073)	(16,597)

Accrued as of March 31, 2001	2,083	957	42,214	45,254
Adjustment to Catapulse provision	—	—	3,913	3,913
Noncash charges	—	(163)	(1,271)	(1,434)
Cash payments	(2,083)	(497)	(4,273)	(6,853)

Accrued as of March 31, 2002	$—	$297	$40,583	$40,880

Severance and other employee-related charges.    As a result of the mergers, certain technical support, customer service, distribution, sales, marketing, and administrative functions were combined and reduced. Approximately 15 and 29 employees were terminated in fiscal 2001 and 2000, respectively, as a result of this activity. The Company also committed to pay noncontingent retention bonuses, commissions, and relocation costs to other employees of the acquired companies, and these costs have been included in the accrual.

Asset write-offs, lease cancellations, and other.    The asset write-off, lease cancellation, and other costs are primarily related to the write-offs of certain assets with no future economic benefit, consolidations of duplicate offices, and other contractually related liabilities. The accrual in merger and integration expenses includes lease payments resulting from the planned closure of these facilities, which are expected to continue through the lease term, or penalties associated with early termination of the leases. Certain intangibles that will have no benefit to the combined operations were written off. Redundant property and equipment were either disposed of or written down to their estimated net realizable value. During fiscal 2002, the Company recorded an additional $3.9 million of facility related acquisition costs related to the Catapulse acquisition upon the finalization of the exit plan.

RATIONAL SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2002

7.    Convertible Subordinated Notes

During February 2000, Rational completed an offering of $500.0 million of Convertible Subordinated Notes (the “Notes”), to qualified institutional buyers based on Rule 144A under the Securities Act of 1933, as amended. Interest on the 5% Notes, which mature on February 1, 2007, is payable on February 1 and August 1 of each year, commencing August 1, 2000. The Notes are convertible into shares of Rational Common Stock at any time prior to the close of business on the maturity date, unless previously redeemed, at a conversion price of $35.72 per share, subject to anti-dilution adjustments. This is equivalent to a conversion rate of 27.9966 shares of Common Stock per $1,000 of principal amount due at maturity. The Notes are redeemable, in whole or in part, at the option of the Company on or after February 5, 2003, and upon at least 30 days, but no more than 60 days, notice. The redemption price, expressed as a percentage of principal plus accrued interest through the date of the redemption, is as follows for the 12-month periods beginning in February of the following years:

Year	Redemption Price
2003	102.857%
2004	102.143%
2005	101.429%
2006	100.714%

In the event of a change of control, as defined with respect to the Notes, each holder of the Notes may require the Company to repurchase its Notes, in whole or in part, for cash or, at the Company’s option, for Common Stock (valued at 95% of the average last reported sale prices for the five trading days immediately preceding the repurchase date) at a repurchase price of 100% of the principal amount of the Notes to be repurchased, plus accrued interest to the repurchase date. The Notes are unsecured and subordinated in right of payment in full to all existing and future Senior Indebtedness of the Company. Expenses associated with the offering of approximately $15.4 million were deferred in other assets and are being amortized over the term of the Notes. The Company has reserved 13,997,760 shares of Common Stock for conversion of the Notes.

8.    Commitments and Contingencies

Operating leases.    The Company leases its primary office space and some equipment under operating leases. Rental expense for operating leases was approximately $37.8 million, $24.6 million, and $15.1 million for the fiscal years ended March 31, 2002, 2001, and 2000, respectively. Sublease income for those same periods totaled approximately $0.6 million, $1.0 million, and $1.3 million, respectively. Estimated future rents from sublease agreements are approximately $1.6 million annually for fiscal 2003 to 2006 and $0.8 million for fiscal 2007. Future minimum rental payments, net of sublease income, are as follows for the fiscal years indicated as of March 31 (in thousands):

2003	$41,446
2004	38,278
2005	32,277
2006	22,327
2007	18,842
Thereafter	48,650

$201,820

RATIONAL SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2002

Letters of credit and guarantees.    As of March 31, 2002, the Company had letters of credit outstanding in the amount of $4.0 million and $0.3 million guaranteeing certain rental payments at its office locations in Cupertino, California and New York City, New York, respectively. In addition, the Company assumed a letter of credit with IBM totaling $1,985,823 in connection with the Catapulse acquisition in fiscal 2001. As part of a strategic business alliance between Catapulse and IBM, IBM agreed to provide services to Catapulse in exchange for an upfront payment of $1,237,477 related to development work occurred through December 31, 2001, and monthly recurring fees of approximately $425,000 commencing upon IBM’s completion of the development work and continuing till December 31, 2003. The upfront payment of $1,237,477 was paid during fiscal 2001 and the monthly recurring fees are related to ongoing services to be provided by IBM. Catapulse may terminate the arrangement by paying a termination fee of up to $850,000. Catapulse was required under the arrangement to obtain a letter of credit to guarantee the payment of termination charge. As of March 31, 2002, the Company had guarantees outstanding in the amount of $0.7 million to secure certain rental payments at its international office locations.

Other contractual obligations.    In the ordinary course of business the Company enters into various arrangements with vendors primarily related to the outsourcing of the Company’s information technology services, as well as consulting and licensing arrangements. The total ongoing obligations under these arrangements were approximately $32.7 million as of March 31, 2002.

Legal matters.    On July 3, 2001, a purported derivative lawsuit, entitled Krim v. Levy, et al., No. CV799591 (Supr. Ct. Santa Clara Cty.), was filed. Defendants’ demurrer to the complaint was sustained with leave to amend on September 18, 2001. An amended complaint was filed on September 24, 2001. The complaint names as defendants the Company’s Board of Directors and certain unnamed persons. The Company is a nominal defendant. The complaint alleges that defendants breached their fiduciary duties to the Company by deciding to invest in and to purchase Catapulse Inc. The complaint seeks various equitable remedies and compensatory and special damages in unspecified amounts plus legal fees and costs from the defendants. The Court held a hearing on January 14, 2002 regarding the defendants’ demurrer to the amended complaint. On January 22, 2002, the Court issued an order overruling defendants’ demurrer. The Company and the other defendants believe that the claims asserted in this action are without merit and intend to defend against them vigorously.

From time to time, the Company is subject to legal claims. Historically, the cost of resolution of these claims has not been significant. However, any adverse outcome of current or future lawsuits against the Company may result in a material adverse effect on the Company’s financial condition.

9.    Restructuring Costs

In April 2001, the Company announced a restructuring program to focus the Company‘s efforts towards concentrating on its strongest opportunities, reducing operating expenses, and improving the Company‘s allocation of resources. The restructuring included a worldwide workforce reduction, consolidation of excess facilities, and restructuring of certain business functions. As a result of the restructuring program, the Company recorded restructuring costs of approximately $17.3 million, which were classified within operating expenses in the quarter ended June 30, 2001. The restructuring program resulted in the reduction of approximately 500 employees across all business functions and geographic regions. The worldwide workforce reductions started in April 2001 and employees were terminated in the quarter ended June 30, 2001. The Company recorded a workforce reduction charge of approximately $10.1 million relating primarily to severance and fringe benefits. The consolidation of excess facilities included the closure of certain corporate facilities and sales offices related to business activities that have been exited. The Company recorded a restructuring charge of approximately

RATIONAL SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2002

$3.7 million for excess facilities relating primarily to lease termination fees and non-cancelable lease costs. The Company also recorded other charges of approximately $3.5 million relating primarily to payments to third parties to terminate contractual agreements as a result of the restructuring program.

A summary of the restructuring costs is outlined as follows (in thousands):

	Workforce Reduction	Consolidation of Excess Facilities	Termination of Other Third- Party Agreements	Total
Provision recorded at restructuring	$10,149	$3,719	$3,463	$17,331
Non-cash charges	—	—	(856)	(856)
Cash payments	(9,912)	(1,268)	(2,607)	(13,787)

Balance, March 31, 2002	$237	$2,451	$—	$2,688

The Company had substantially completed the implementation of its restructuring program as of March 31, 2002. Remaining cash expenditures relating to workforce reductions will be paid in the quarter ended June 30, 2002. Amounts related to the net lease expenses due to the consolidation of facilities will be paid over the respective lease terms (through fiscal 2006). The Company’s estimated costs to exit these facilities are based on available commercial rates. The actual loss incurred in exiting these facilities could exceed the Company’s estimates.

10.    Stockholders’ Equity

Common Stock.    The Company has reserved shares of Common Stock for future issuance at March 31, 2002, as follows:

Shares reserved for Employee Stock Option Plans	70,651,297
Shares reserved for Employee Stock Purchase Plans	4,000,000
Shares reserved for conversion of Convertible Notes Payable	13,997,760

Total Common Stock reserved for future issuance	88,649,057

Stock split.    The Company’s Board of Directors authorized a two-for-one stock split of the Company’s Common Stock for stockholders of record on August 17, 2000. The transfer agent distributed shares resulting from the stock split on September 5, 2000. All share and per-share numbers contained herein reflect this stock split. The Company Board also approved an increase in the Company’s authorized shares of Common Stock to 500.0 million shares.

Stock repurchase program.    In October 1998, the Company’s Board of Directors authorized the repurchase of 12.0 million shares of the Company’s Common Stock in the open market to be used for general corporate purposes. The Company completed the repurchase under this program by August 2001 for an aggregate cost of approximately $211.7 million. In April 2001, the Company’s Board of Directors authorized the purchase of an additional 20.0 million shares of the Company’s Common Stock in the open market. As of March 31, 2002, the Company had repurchased approximately 8.2 million shares of Common Stock under this program for an aggregate cost of approximately $95.7 million.

RATIONAL SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2002

The stock repurchase program is intended to help offset the dilution resulting from shares issued under the Company’s employee stock plans. The timing and size of any future stock repurchases are subject to market conditions, stock prices, and the Company’s cash position and other cash requirements in the future.

Stock options.    The Company provides equity incentives to employees and directors by means of incentive stock options and nonstatutory options, which historically have been provided under various stock option plans. The Company now issues options from the 2000 Director Option Plan, the 1997 Stock Option Plan, the 1997 Supplemental Stock Plan, and the 1998 Indian Stock Option Plan. Stock options generally vest over a period of four years. Under these plans, the Company may grant either nonstatutory or incentive stock options, and the option price per share cannot be less than 85% of fair value in the case of nonstatutory options, or 100% of fair value in the case of incentive stock options, determined on the date that the option is granted. Under these plans, the Company has reserved 70,651,297 shares for issuance at March 31, 2002. Options generally expire 10 years from the date of grant.

Activity under the plans including options assumed by the Company in mergers (adjusted for exchange ratios) is summarized as follows:

		Options Outstanding
	Shares Available for Grant	Shares	Weighted Average Exercise Price
Balance at March 31, 1999	3,374,850	32,340,550	$6.32
Additional shares authorized	36,728,264	—	$—
Granted	(17,613,354)	17,613,354	$20.26
Exercised	—	(10,496,602)	$6.21
Canceled	2,159,546	(2,159,546)	$9.46
Expired or retired	(808,178)	—	$—

Balance at March 31, 2000	23,841,128	37,297,756	$12.55
Additional shares authorized	8,360,713	—	$—
Granted and assumed	(20,202,592)	20,202,592	$42.46
Exercised	—	(10,634,530)	$6.71
Canceled	1,675,644	(1,675,644)	$22.08
Expired or retired	(523,813)	—	$—

Balance at March 31, 2001	13,151,080	45,190,174	$26.96
Additional shares authorized	15,000,000	—	$—
Granted and assumed	(15,345,992)	15,345,992	$17.65
Exercised	—	(2,516,616)	$8.50
Canceled	4,461,035	(4,461,035)	$33.05
Expired or retired	(173,341)	—	$—

Balance at March 31, 2002	17,092,782	53,558,515	$24.65

In connection with the acquisitions of Catapulse and Attol in fiscal 2001, and pursuant to FIN 44, the Company recorded approximately $295.0 million of deferred stock-based compensation relating to the unvested stock options and restricted stock assumed in the acquisitions (see Note 3). Deferred stock-based compensation recorded in connection with the Catapulse acquisition was reversed for options canceled or forfeited. In fiscal

RATIONAL SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2002

2002, the Company reversed deferred stock-based compensation of $0.5 million as a result of cancellation of certain stock options assumed in the Catapulse acquisition. Additionally, the Company reduced the deferred stock-based compensation related to the Catapulse acquisition by $0.3 million as a result of acceleration of certain stock options. The amortization of deferred-stock based compensation in connection with Catapulse and Attol was approximately $72.3 million and $14.0 million, respectively, during fiscal 2002 and 2001. In fiscal 2000, in connection with the grant of certain stock options to employees of Catapulse, the results of which were consolidated with Rational’s results, the Company recorded deferred stock-based compensation of $3.0 million representing the difference between the deemed value of Catapulse’s Common Stock and the exercise price of those options at the date of grant. The Company also recorded amortization of deferred stock-based compensation of approximately $0.3 million in fiscal 2000.

At March 31, 2000, as a result of accelerating the vesting period on certain stock options, the Company recorded compensation expense of $484,000, which was included in general and administrative expenses.

At March 31, 2002, options to purchase 22,760,004 shares of Common Stock were exercisable and unrestricted at a weighted average exercise price of $20.82. At March 31, 2002, the range of options outstanding and exercisable was as follows:

	Options Outstanding			Options Exercisable and Unrestricted
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.0009–$ 5.56	5,670,249	5.38	$ 4.81	4,843,528	$ 4.84
$ 5.59–$15.38	8,357,385	6.81	$11.82	5,727,031	$11.03
$ 15.56–$17.06	1,350,029	8.28	$16.37	382,445	$15.97
$ 17.08–$17.08	12,031,117	9.04	$17.08	2,416,091	$17.08
$ 17.25–$25.78	3,323,342	8.29	$22.96	1,134,464	$23.53
$ 26.16–$26.16	5,773,110	7.84	$26.16	2,683,044	$26.16
$ 27.00–$36.88	5,603,177	8.55	$30.19	1,774,438	$30.36
$ 37.32–$48.92	6,095,109	8.47	$47.71	2,156,210	$47.53
$ 50.00–$62.16	5,107,394	8.55	$51.41	1,567,059	$51.43
$ 67.75–$67.75	247,603	8.51	$67.75	75,694	$67.75

	53,558,515	7.95	$24.65	22,760,004	$20.82

At March 31, 2001, options to purchase 12,698,627 shares of Common Stock were exercisable and unrestricted at a weighted average exercise price of $14.75. At March 31, 2000, options to purchase 11,009,876 shares of Common Stock were exercisable and unrestricted at a weighted average exercise price of $6.63.

Employee Stock Purchase Plans.    In July 1998, stockholders approved the “1998 Employee Stock Purchase Plan” with an initial 4.0 million shares reserved, plus a semi-annual share increase to be made on the first trading day on or after May 1 and November 1 of each year. Under this plan, substantially all employees may purchase Common Stock through payroll deductions at a price equal to 85% of the lower of fair values as of the date of the employee’s entrance into the plan or the end of each six-month purchase period. Employees may elect to have up to 10% of their compensation withheld to purchase company stock, with a value not to exceed $25,000 in any calendar year. During fiscal 2002, 1,248,772 shares were issued under the plan. As of March 31, 2002, 4.0 million shares were available under the plan for future issuance.

RATIONAL SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2002

Stock-based compensation.    Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS 123 for awards granted or modified after December 31, 1994, as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value of the Company’s stock-based awards to employees was estimated using a Black-Scholes option-pricing model. The Black-Scholes model requires the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of the Company’s stock-based awards to employees was estimated assuming no expected dividends and the following weighted average assumptions:

	Year Ended March 31,
	Stock Options			ESPP
	2002	2001	2000	2002	2001	2000
Expected life (in years)	3.21	3.27	3.60	0.49	0.49	0.62
Expected volatility	0.92	0.98	0.76	0.93	0.91	0.74
Risk-free interest rate	4.56	5.63	6.10	4.30	5.51	5.61

For pro forma purposes, the estimated fair value of the Company’s stock-based awards to employees is amortized over the options’ vesting period (for options) and the six-month purchase period (for stock purchases under the ESPP). The Company’s pro forma information is as follows (in thousands, except for per share amounts):

	Year Ended March 31,
	2002	2001	2000
Net income (loss):
As reported	$(75,948)	$72,144	$85,314
Pro forma	(382,524)	(147,460)	20,089

Basic net income (loss) per share:
As reported	(0.39)	0.38	0.49
Pro forma	(1.98)	(0.78)	0.11

Diluted net income (loss) per share:
As reported	(0.39)	0.35	0.45
Pro forma	(1.98)	(0.78)	0.11

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards made prior to 1995. Additional awards in future years are anticipated.

The weighted average fair value of options granted at market value during fiscal years 2002, 2001, and 2000 was $10.59, $28.25, and $12.02 per share, respectively. The weighted average fair value of employee stock purchase rights during fiscal years 2002, 2001, and 2000 was $9.59, $18.49, and $5.20 per share, respectively.

RATIONAL SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2002

11.    Income Taxes

Income (loss) before income taxes and the provision for (benefit from) income taxes consist of the following (in thousands):

	Year Ended March 31,
	2002	2001	2000
Income (loss) before income taxes:
United States	$(143,048)	$29,572	$68,072
Foreign	46,721	83,612	52,923

Total	$(96,327)	$113,184	$120,995

Provision (benefit) for income taxes:
Current:
Federal	$2,179	$184	$—
State	202	52	56
Foreign	14,014	14,346	8,656

Total	16,395	14,582	8,712

Deferred:
Federal	(38,267)	(34,552)	(8,498)
State	(7,728)	(9,524)	(274)

Total	(45,995)	(44,076)	(8,772)

Income tax benefits attributable to employee stock plan activity allocated to stockholders’ equity	9,221	85,857	36,825

Total	$(20,379)	$56,363	$36,765

The provision for (benefit from) income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate as a result of the following differences (in thousands):

	Year Ended March 31,
	2002	2001	2000
Income tax provision (benefit) at the federal statutory rate	$(33,714)	$39,614	$42,348
State income taxes, net of federal benefit	(2,093)	6,343	4,781
Tax benefit of research credit carryforwards	(2,626)	(9,108)	(6,336)
Nondeductible charges for acquired IPR&D and goodwill	16,762	7,897	2,285
Foreign taxes in excess of U.S. statutory rates	1,120	4,600	603
Foreign earnings permanently reinvested in foreign operations	(3,920)	(16,100)	(8,400)
Nondeductible losses attributable to Catapulse Inc.	—	14,836	1,047
Foreign losses not resulting in a U.S. tax benefit	5,548	4,121	1,077
Change in valuation allowance	(3,358)	3,245	—
Other	1,902	915	(640)

Total	$(20,379)	$56,363	$36,765

RATIONAL SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2002

Significant components of the Company’s deferred tax assets are as follows (in thousands):

	March 31,
	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$27,246	$24,593
Tax credit carryforwards	22,978	20,352
Allowances, reserves, and accrued expenses	17,918	18,645
Property and equipment	4,295	2,331
Intangibles and capitalized expenses	84,001	76,280
Other	2,590	2,365

Gross deferred tax assets	159,028	144,566
Less valuation allowance	(23,651)	(27,009)

Total deferred tax assets	135,377	117,557

Deferred tax liabilities:
Unrealized investment gains	(1,046)	(2,330)
Unremitted earnings of foreign subsidiaries	(19,043)	(17,485)
Acquired intangibles	(101,679)	(135,788)
Other	(5,817)	(3,127)

Total deferred tax liabilities	(127,585)	(158,730

Net deferred tax assets (liabilities)	$7,792	$(41,173)

The valuation allowance decreased by $3.4 million and increased by $18.5 million in 2002 and 2001, respectively. Approximately $15.2 million of the valuation allowance in 2002 and 2001 will be credited to additional paid-in capital when the associated deferred tax assets are realizable.

Net undistributed earnings of the foreign subsidiaries considered permanently reinvested amounted to approximately $81.2 million at March 31, 2002. Accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

SFAS No. 109, “Accounting for Income Taxes,” provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on the weight of available evidence, the Company has provided a valuation allowance against the future amortization of certain intangible assets. The Company will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

At March 31, 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $72.1 million that expire in 2003 through 2021. The Company also had tax credit carryforwards for federal and state purposes of approximately $17.9 million and $5.1 million, respectively, that expire in 2003 through 2022, if not utilized. As a result of various public offerings and business combinations, the Company and some of its acquired entities experienced an ownership change as defined in Section 382 of the Internal Revenue Code. Due to the passing of time, the Company’s net operating loss carryforwards and tax credit carryforwards are no longer subject to limitation.

RATIONAL SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2002

12.    Segment Information

The Company’s software products and related services are developed and marketed to support heterogeneous environments in a broad customer base. Management uses one measurement of profitability for its business within a single operating segment. The Company markets its software products and related services in the United States, Europe, and other parts of the world.

As required by SFAS 131, “Disclosure about Segments of an Enterprise and Related Information,” the Company’s geographic revenues and long-lived asset information are as follows (in thousands):

	Year Ended March 31,
	2002	2001	2000
Revenues:
United States	$404,302	$479,923	$339,116
Europe	193,455	221,341	167,507
Asia/Pacific	74,013	79,110	45,906
Other	18,027	34,561	19,661

Consolidated	$689,797	$814,935	$572,190

Long-lived assets:
United States	$217,318	$255,800	$87,272
Europe	97,633	123,781	6,816
Asia/Pacific	5,949	5,128	3,273
Other	27,801	39,065	53,231

Consolidated	$348,701	$423,774	$150,592

“Other” represents Canada and Latin America regions. Export sales out of the U.S. represent less than 10% of U.S. revenues in all periods.

13.    Subsequent Events (Unaudited)

Stock options.    In April 2002, the Company’s Board of Directors approved additional options to purchase 3.0 million shares of Common Stock available for issuance under the 1997 Supplemental Stock Plan.

RATIONAL SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2002

14.    Quarterly Information (Unaudited)

The following table presents unaudited quarterly operating results for each of the Company’s eight quarters in the two-year period ended March 31, 2002 (in thousands, except per share amounts).

	Quarter Ended
	June 30	September 30	December 31	March 31
Fiscal 2002:
Total revenues	$175,793	$163,734	$170,151	$180,119
Gross margin	147,209	133,084	138,757	148,454
Operating loss	(40,534)	(31,884)	(25,139)	(16,436)
Net loss	(24,808)	(21,630)	(17,858)	(11,652)
Net loss per share—basic	(0.13)	(0.11)	(0.09)	(0.06)
Net loss per share—diluted	(0.13)	(0.11)	(0.09)	(0.06)

Fiscal 2001:
Total revenues	$170,297	$187,501	$215,457	$241,680
Gross margin	145,633	158,625	182,698	205,935
Operating income	22,584	19,251	28,671	7,699
Net income	19,361	19,689	26,533	6,561
Net income per share—basic	0.11	0.11	0.14	0.03
Net income per share—diluted	0.10	0.10	0.13	0.03

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 of Form 10-K with respect to our directors is incorporated by reference from the information contained in the section entitled “Election of Directors” in our proxy statement for the 2002 annual meeting of stockholders, a copy of which will be filed with the Securities and Exchange Commission before the meeting date. The information required by Item 10 of Form 10-K with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the information contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the 2002 annual meeting of stockholders. For information required by Item 10 of Form 10-K with respect to our executive officers, see the section entitled “Executive Officers” located in Part I of this report.

ITEM 11—EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the sections entitled “Executive Compensation,” “Board Member Compensation,” “Compensation Committee Interlocks, and Insider Participation,” “Compensation Committee Report,” and “Performance Graph” in our proxy statement for the 2002 annual meeting of stockholders.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plans as of March 31, 2002:

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	40,335,344	$27.45	15,462,117	(1)
Equity compensation plans not approved by security holders(2)	10,305,875	$17.84	5,630,665

Total	50,641,219	$25.49	21,092,782

Notes:

(1)
The number of shares includes 4.0 million shares of Common Stock reserved under our 1998 Employee Stock Purchase Plan for future issuance. This plan was approved by stockholders on July 16, 1998. See Note 10 of Notes to Consolidated Financial Statements.

(2)
The number of shares does not include outstanding options to purchase 2,917,296 shares of our Common Stock assumed through various mergers and acquisitions. At March 31, 2002, these assumed options had a weighted average exercise price of $10.03. None of these assumed options are available for future issuances of options to purchase shares of our Common Stock, and, in the event that any such assumed option is not exercised, no further option to purchase shares of our Common Stock will be issued in place of such unexercised option.

Equity compensation plans not approved by security holders.

At March 31, 2002, we had the following two equity compensation plans that were not approved by our stockholders under which shares of our Common Stock are authorized for issuance:

1997 Supplemental Stock Plan.    Our Board of the Directors approved the 1997 Supplemental Stock Plan on July 15, 1997. At March 31, 2002, options to purchase 5,468,235 shares of our Common Stock remained available for future issuance under this plan and options to purchase 9,921,546 shares of our Common Stock were outstanding with a weighted average exercise price of $17.49 and grant prices ranging from $5.00 to $27.45. This plan permits the grant of non-qualified stock options to employees who are not officers or directors at the fair market value of our Common Stock on the date of grant. The options under this plan generally vest over four years and expire ten years from the date of grant. The purpose of this plan is to grant options as a means of attracting and retaining outstanding individuals required for our business success. This plan is administered by the Compensation Committee of our Board of the Directors (the Committee). For example, the Committee selects the individuals, based on the recommendations of management, to whom options will be granted and determines the terms and conditions of the options such as the number of shares covered by each option, its exercise price, any conditions to exercise, and the term of the option. Our Board of Directors is generally authorized to amend or terminate the plan, but no amendment or termination of the plan may adversely affect any option previously granted under this plan without the written consent of the participants.

1998 Indian Stock Option Plan.    Our Board of directors approved the 1998 Indian Stock Option Plan on April 22, 1998. At March 31, 2002, options to purchase 162,430 shares of our Common Stock remained available for future issuance under this plan and options to purchase 384,329 shares of our Common Stock were outstanding with a weighted average exercise price of $27.07 and grant prices ranging from $7.94 to $67.75. This plan permits the grant of non-qualified stock options to employees including officers and directors of Rational Software India Pvt. Ltd, a subsidiary of Rational, at the fair market value of our Common Stock on the date of grant. The options under this plan generally vest over four years and expire ten years from the date of grant. The purpose of this plan is to grant options as a means of attracting and retaining outstanding individuals required for our business success. The plan is administered by the Committee. For example, the Committee selects the individuals, based on the recommendations of management, to whom options will be granted and determines the terms and conditions of the options such as the number of shares covered by each option, its exercise price, any conditions to exercise, and the term of the option. Our Board of Directors is generally authorized to amend or terminate the plan, but no amendment or termination of the plan may adversely affect any option previously granted under the plan without the written consent of the participants.

The other information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section entitled “Beneficial Ownership of Common Stock” in our proxy statement for the 2002 annual meeting of stockholders.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the section entitled “Certain Relationships and Related Transactions” in our proxy statement for the 2002 annual meeting of stockholders.

PART IV

ITEM 14—EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1. FINANCIAL STATEMENTS

See Item 8 of this report.

2.    FINANCIAL STATEMENT SCHEDULES

See Item 14(d) of this report.

3.    EXHIBITS
Exhibit No.	Description of Exhibits

2.1(1)	Amended and Restated Agreement and Plan of Reorganization dated as of November 27, 2000, by and among the Registrant, Catapulse Inc., and certain other parties.

3.1(2)	Certificate of Incorporation of the Registrant, as amended.

3.2(3)	Amendment to Certificate of Incorporation of the Registrant.

3.3(4)	Bylaws of the Registrant, as amended.

4.1	Reference is made to Exhibits 3.1, 3.2, and 3.3.

4.2(5)	Specimen Common Stock Certificate.

4.3(4)	Indenture by and between Registrant and State Street Bank and Trust Company of California, N.A., dated as of February 2, 2000, with respect to 5% Convertible Subordinated Notes due February 1, 2007.

4.4(4)	Registration Rights Agreement of the Registrant, dated as of February 2, 2000, with respect to 5% Convertible Subordinated Notes due February 1, 2007.

4.5(6)	Registration Rights Agreement by and among the Registrant and selling stockholders of Attol Testware.

10.1(2)	*Relocation Agreement with David H. Bernstein.

10.2(7)	*Form of Employment Agreement.

10.3(7)	*Form of Employment Agreement with Registrant’s Chief Executive Officer.

10.4(7)	*Form of Stock Option Repricing Agreement.

10.5(8)	*Form of Director and Officer Indemnification Agreement.

10.6(9)	*Rational Software Corporation Stock Option Plan for Directors.

10.7(10)	*Form of Stock Option Agreements for the Rational Software Corporation Stock Option Plan for Directors.

10.8(11)
Agreement and Plan of Acquisition and Arrangement by and among the Registrant, Rational International, 3037936 Nova Scotia Company, 1386501 Ontario Limited, 1386503 Ontario Limited, and ObjecTime Limited.

10.9(12)	*1997 Stock Plan, as amended.

10.10(13)	*1998 Employee Stock Purchase Plan.

10.11(16)	*1998 Indian Stock Option Plan.

10.12(14)	*2000 Director Option Plan.

10.13(12)	*1997 Supplemental Stock Plan, as amended.

Exhibit No.	Description of Exhibits

10.14(1)	*Form of Restricted Stock and Lock-up Agreement by and between the Registrant and certain executive officers of the Registrant.

10.15(15)	*Bonus Agreement between the Registrant and Kevin J. Haar.

10.16(15)	*Relocation Loan Agreement between the Registrant and Kevin J. Haar.

10.17(15)	*Pledge Agreement between the Registrant and Kevin J. Haar.

10.18(16)	*Relocation Agreement between the Registrant and David H. Bernstein.

10.19(16)	*Promissory Note between the Registrant and David H. Bernstein.

10.20(16)	*Stand-Alone Stock Option Agreement with Michael T. Devlin.

10.21(16)	*Security Agreement with Allison R. Schleicher.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, independent auditors.

24.1	Power of Attorney (contained on signature page of this report).

(1)	Incorporated by reference to the Registrant’s registration statement on Form S-4 (File No. 333-51940) filed with the SEC on December 15, 2000, as amended on January 2, 2001.

(2)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q filed with the SEC on November 14, 1997.

(3)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q filed with the SEC on November 13, 2000.

(4)	Incorporated by reference to the Registrant’s annual report on Form 10-K filed with the SEC on May 1, 2000.

(5)	Incorporated by reference to the Registrant’s Amendment No. 1 to its Form S-3 registration statement (File No. 33-91740) filed with the SEC on May 31, 1995.

(6)	Incorporated by reference to the Registrant’s registration statement on Form S-3 filed with the SEC on April 10, 2001.

(7)	Incorporated by reference to the Registrant’s annual report on Form 10-K filed with the SEC on June 1, 1998.

(8)	Incorporated by reference to the Registrant’s registration statement on Form S-4 (File No. 333-19669) filed with the SEC on January 13, 1997, as amended on January 17, 1997.

(9)	Incorporated by reference to the Registrant’s current report on Form 8-K filed with the SEC on October 2, 1996.

(10)	Incorporated by reference to the Registrant’s registration statement on Form S-8 (File No. 33-97042) filed with the SEC on September 18, 1995.

(11)	Incorporated by reference to the Registrant’s current report on Form 8-K filed with the SEC on January 21, 2000.

(12)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q filed with the SEC on November 14, 2001.

(13)	Incorporated by reference to the Registrant’s registration statement on Form S-8 filed with the SEC on January 22, 1999.

(14)	Incorporated by reference to the Registrant’s registration statement on Form S-8 filed with the SEC on November 13, 2000.

(15)	Incorporated by reference to the Registrant’s current report on Form 10-Q filed with the SEC on January 30, 2001.

(16)	Incorporated by reference to the Registrant’s annual report on Form 10-K filed with the SEC on June 18, 2001.

*	Indicates those exhibits that are management contracts or compensatory plans or arrangements required to be filed as an exhibit to this form.

(b)    REPORTS ON FORM 8-K

None.

(c)    EXHIBITS

See Item 14(a)(3) of this report.

(d)    FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule of the Company for each of the years ended March 31, 2002, 2001, and 2000, is filed as part of this Form 10-K and should be read in conjunction with the consolidated financial statements and related notes thereto of the Company.

RATIONAL SOFTWARE CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years Ended March 31, 2002, 2001, and 2000
(in thousands)

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period

March 31, 2002
Allowance for doubtful accounts	$3,317	6,947	(4,115)	$6,149

March 31, 2001
Allowance for doubtful accounts	$3,259	589	(531)	$3,317

March 31, 2000
Allowance for doubtful accounts	$3,226	287	(254)	$3,259

Schedules other than those listed above have been omitted because they are either not required or not applicable or because the information is otherwise included.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RATIONAL SOFTWARE CORPORATION

By:	/s/ DAVID J. HENSHALL
David J. Henshall,
Vice President, Chief Financial Officer, Treasurer, and Secretary

Date: June 26, 2002

POWER OF ATTORNEY

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas F. Bogan and David J. Henshall, jointly and severally, as such person’s true and lawful attorneys-in-fact and agents, each with full power of substitution, for such person, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report on Form 10-K, and to file with same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as full to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes, may do or be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ PAUL D. LEVY Paul D. Levy	Founder and Chairman of the Board	June 26, 2002

/s/ MICHAEL T. DEVLIN Michael T. Devlin	Founder, Chief Executive Officer and Director	June 26, 2002

/s/ THOMAS F. BOGAN Thomas F. Bogan	President and Chief Operating Officer	June 26, 2002

/s/ DAVID J. HENSHALL David J. Henshall	Vice President, Chief Financial Officer, Treasurer, and Secretary (principal financial officer and principal accounting officer)	June 26, 2002

/s/ LESLIE G. DENEND Leslie G. Denend	Director	June 26, 2002

/s/ JOHN E. MONTAGUE John E. Montague	Director	June 26, 2002

/s/ ALLISON R. SCHLEICHER Allison R. Schleicher	Director	June 26, 2002

EXHIBIT INDEX

Exhibit No.	Description of Exhibits

2.1(1)	Amended and Restated Agreement and Plan of Reorganization dated as of November 27, 2000, by and among the Registrant, Catapulse Inc., and certain other parties.

3.1(2)	Certificate of Incorporation of the Registrant, as amended.

3.2(3)	Amendment to Certificate of Incorporation of the Registrant.

3.3(4)	Bylaws of the Registrant, as amended.

4.1	Reference is made to Exhibits 3.1, 3.2, and 3.3.

4.2(5)	Specimen Common Stock Certificate.

4.3(4)	Indenture by and between Registrant and State Street Bank and Trust Company of California, N.A., dated as of February 2, 2000, with respect to 5% Convertible Subordinated Notes due February 1, 2007.

4.4(4)	Registration Rights Agreement of the Registrant, dated as of February 2, 2000, with respect to 5% Convertible Subordinated Notes due February 1, 2007.

4.5(6)	Registration Rights Agreement by and among the Registrant and selling stockholders of Attol Testware.

10.1(2)	*Relocation Agreement with David H. Bernstein.

10.2(7)	*Form of Employment Agreement.

10.3(7)	*Form of Employment Agreement with Registrant’s Chief Executive Officer.

10.4(7)	*Form of Stock Option Repricing Agreement.

10.5(8)	*Form of Director and Officer Indemnification Agreement.

10.6(9)	*Rational Software Corporation Stock Option Plan for Directors.

10.7(10)	*Form of Stock Option Agreements for the Rational Software Corporation Stock Option Plan for Directors.

10.8(11)
Agreement and Plan of Acquisition and Arrangement by and among the Registrant, Rational International, 3037936 Nova Scotia Company, 1386501 Ontario Limited, 1386503 Ontario Limited, and ObjecTime Limited.

10.9(12)	*1997 Stock Plan, as amended.

10.10(13)	*1998 Employee Stock Purchase Plan.

10.11(16)	*1998 Indian Stock Option Plan.

10.12(14)	*2000 Director Option Plan.

10.13(12)	*1997 Supplemental Stock Plan, as amended.

10.14(1)	*Form of Restricted Stock and Lock-up Agreement by and between the Registrant and certain executive officers of the Registrant.

10.15(15)	*Bonus Agreement between the Registrant and Kevin J. Haar.

10.16(15)	*Relocation Loan Agreement between the Registrant and Kevin J. Haar.

10.17(15)	*Pledge Agreement between the Registrant and Kevin J. Haar.

10.18(16)	*Relocation Agreement between the Registrant and David H. Bernstein.

Exhibit No.	Description of Exhibits

10.19(16)	*Promissory Note between the Registrant and David H. Bernstein.

10.20(16)	*Stand-Alone Stock Option Agreement with Michael T. Devlin.

10.21(16)	*Security Agreement with Allison R. Schleicher.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, independent auditors.

24.1	Power of Attorney (contained on signature page of this report).

(1)	Incorporated by reference to the Registrant’s registration statement on Form S-4 (File No. 333-51940) filed with the SEC on December 15, 2000, as amended on January 2, 2001.

(2)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q filed with the SEC on November 14, 1997.

(3)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q filed with the SEC on November 13, 2000.

(4)	Incorporated by reference to the Registrant’s annual report on Form 10-K filed with the SEC on May 1, 2000.

(5)	Incorporated by reference to the Registrant’s Amendment No. 1 to its Form S-3 registration statement (File No. 33-91740) filed with the SEC on May 31, 1995.

(6)	Incorporated by reference to the Registrant’s registration statement on Form S-3 filed with the SEC on April 10, 2001.

(7)	Incorporated by reference to the Registrant’s annual report on Form 10-K filed with the SEC on June 1, 1998.

(8)	Incorporated by reference to the Registrant’s registration statement on Form S-4 (File No. 333-19669) filed with the SEC on January 13, 1997, as amended on January 17, 1997.

(9)	Incorporated by reference to the Registrant’s current report on Form 8-K filed with the SEC on October 2, 1996.

(10)	Incorporated by reference to the Registrant’s registration statement on Form S-8 (File No. 33-97042) filed with the SEC on September 18, 1995.

(11)	Incorporated by reference to the Registrant’s current report on Form 8-K filed with the SEC on January 21, 2000.

(12)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q filed with the SEC on November 14, 2001.

(13)	Incorporated by reference to the Registrant’s registration statement on Form S-8 filed with the SEC on January 22, 1999.

(14)	Incorporated by reference to the Registrant’s registration statement on Form S-8 filed with the SEC on November 13, 2000.

(15)	Incorporated by reference to the Registrant’s current report on Form 10-Q filed with the SEC on January 30, 2001.

(16)	Incorporated by reference to the Registrant’s annual report on Form 10-K filed with the SEC on June 18, 2001.

*	Indicates those exhibits that are management contracts or compensatory plans or arrangements required to be filed as an exhibit to this form.