Form 10-Q
period 2002-06-30
RATIONAL SOFTWARE CORP
filed 2002-08-14
CIK 722056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002 or

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Shares Outstanding on July 31, 2002
Common Stock, par value $.01 per share	193,161,292

RATIONAL SOFTWARE CORPORATION
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

RATIONAL SOFTWARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

                                                          June 30,       March 31,
                                                            2002          2002
                                                        ------------  ------------
                                                        (unaudited)
                         ASSETS
            -------------------------------------
Current assets:
 Cash and cash equivalents............................ $    411,492  $    374,158
 Short-term investments...............................      602,834       586,225
 Accounts receivable, net of allowance for
   doubtful accounts of $6,182 at June 30,
   2002 and $6,149 at March 31, 2002..................      119,799       149,896
 Deferred income tax assets...........................       19,714        19,714
 Prepaid expenses and other assets....................       24,085        24,525
                                                        ------------  ------------
        Total current assets..........................    1,177,924     1,154,518
                                                        ------------  ------------
Property and equipment, at cost:
 Computer and office equipment........................      141,901       136,048
 Office furniture.....................................       28,778        27,704
 Leasehold improvements...............................       32,331        31,129
                                                        ------------  ------------
                                                            203,010       194,881
 Accumulated depreciation and amortization............     (112,473)     (103,627)
                                                        ------------  ------------
Property and equipment, net...........................       90,537        91,254
Goodwill, net.........................................      185,694       185,694
Intangible assets, net................................       37,418        42,336
Other assets, net.....................................       29,513        29,417
                                                        ------------  ------------
        Total assets.................................. $  1,521,086  $  1,503,219
                                                        ============  ============

             LIABILITIES AND STOCKHOLDERS' EQUITY
            -------------------------------------
Current liabilities:
 Accounts payable..................................... $     10,903  $     11,575
 Accrued employee benefits............................       36,562        46,145
 Income taxes payable.................................       29,156        29,192
 Other accrued expenses...............................       46,108        42,445
 Current portion of accrued merger and integration
  costs...............................................       12,019        11,511
 Deferred revenue.....................................      182,283       181,903
                                                        ------------  ------------
        Total current liabilities.....................      317,031       322,771

Long-term deferred tax liabilities....................        9,751        11,921
Convertible subordinated notes........................      500,000       500,000
Long-term portion of accrued merger and integration
  costs...............................................       27,012        29,369
Other accrued liabilities.............................        1,354         1,182
                                                        ------------  ------------
        Total liabilities.............................      855,148       865,243
                                                        ------------  ------------

Stockholders' equity:
 Common stock, $0.01 par value, 500,000
  shares authorized...................................        2,205         2,196
 Additional paid-in capital...........................    1,281,557     1,272,174
 Deferred stock compensation..........................     (180,984)     (199,055)
 Treasury stock.......................................     (366,101)     (350,902)
 Accumulated deficit..................................      (70,987)      (64,503)
 Accumulated other comprehensive income (loss)........          248       (21,934)
                                                        ------------  ------------
        Total stockholders' equity....................      665,938       637,976
                                                        ------------  ------------
        Total liabilities and stockholders' equity.... $  1,521,086  $  1,503,219
                                                        ============  ============

See accompanying notes to condensed consolidated financial statements.

RATIONAL SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

                                                Three Months Ended
                                                    June 30,
                                              --------------------
                                                2002       2001
                                              ---------  ---------
Net product revenues........................ $  59,479  $  83,314
Consulting and support revenues.............    92,985     92,479
                                              ---------  ---------
    Total revenues..........................   152,464    175,793
                                              ---------  ---------

Cost of product revenues....................     9,946      8,184
Cost of consulting and support
  revenues..................................    17,583     20,400
                                              ---------  ---------
    Total cost of revenues..................    27,529     28,584
                                              ---------  ---------
Gross margin................................   124,935    147,209
                                              ---------  ---------
Operating expenses:
  Research and development expenses.........    41,910     47,661
  Sales and marketing expenses..............    68,924     73,564
  General and administrative expenses.......    11,247     12,964
  Amortization of goodwill and
   purchased intangibles....................       307     17,987
  Amortization of deferred stock-based
   compensation.............................    18,071     18,236
  Restructuring costs.......................       ---     17,331
                                              ---------  ---------
        Total operating expenses............   140,459    187,743
                                              ---------  ---------
Operating loss..............................   (15,524)   (40,534)
Other income, net...........................     2,690      6,393
                                              ---------  ---------
        Loss before income taxes............   (12,834)   (34,141)

Benefit from income taxes...................    (6,350)    (9,333)
                                              ---------  ---------
Net loss.................................... $  (6,484) $ (24,808)
                                              =========  =========
Net loss per common share:
  Basic..................................... $   (0.03) $   (0.13)
                                              =========  =========
  Diluted................................... $   (0.03) $   (0.13)
                                              =========  =========
Shares used in computing per share amounts:
  Basic.....................................   190,057    196,872
                                              =========  =========
  Diluted...................................   190,057    196,872
                                              =========  =========

See accompanying notes to condensed consolidated financial statements.

RATIONAL SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands, unaudited)

                                                            Three  Months Ended
                                                                  June 30,
                                                           --------------------
                                                             2002       2001
                                                           ---------  ---------
Operating activities:
   Net loss.............................................. $  (6,484) $ (24,808)
   Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
     Depreciation and amortization.......................    15,167     29,835
     Compensation expense related to stock options.......    18,071     18,236
     Tax benefit from employee stock plans...............       342        ---
     Deferred income tax.................................    (3,106)   (13,606)
     Changes in operating assets and liabilities:
       Accounts receivable, net..........................    30,097     44,011
       Prepaid expenses and other, net...................       440     (9,896)
       Other assets......................................      (657)       344
       Accounts payable..................................      (672)   (12,601)
       Accrued employee benefits and other accrued
          expenses.......................................    (5,748)   (28,165)
       Income taxes payable..............................       (36)    (5,180)
       Accrued merger and integration expenses...........    (1,849)    (3,585)
       Deferred revenues.................................       380      3,915
                                                           ---------  ---------
Net cash provided by (used in) operating activities......    45,945     (1,500)
                                                           ---------  ---------
Investing activities:
   Purchases of short-term investments...................  (139,872)  (202,465)
   Maturities and sales of short-term investments........   125,601    205,805
   Purchases of property and equipment...................    (8,970)    (4,350)
   Purchases of technologies.............................       ---    (20,965)
                                                           ---------  ---------
Net cash used in investing activities....................   (23,241)   (21,975)
                                                           ---------  ---------
Financing activities:
   Net proceeds from issuance of common stock............     9,492     11,575
   Net proceeds from reissuance of treasury stock........     1,661      6,566
   Repurchases of common stock...........................   (17,303)   (44,486)
   Repayment of receivables from stockholders............       ---        633
                                                           ---------  ---------
Net cash used in financing activities....................    (6,150)   (25,712)
                                                           ---------  ---------

Effect of changes in foreign currency
  exchange rates on cash.................................    20,780     (2,980)
                                                           ---------  ---------
Net increase (decrease) in cash and cash equivalents.....    37,334    (52,167)
Cash and cash equivalents at beginning of period.........   374,158    363,717
                                                           ---------  ---------
Cash and cash equivalents at end of period............... $ 411,492  $ 311,550
                                                           =========  =========

See accompanying notes to condensed consolidated financial statements.

RATIONAL SOFTWARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  BASIS OF PRESENTATION - The condensed consolidated financial statements have been prepared without an audit and in accordance with the Company's accounting policies, as described in its latest Annual Report on Form 10-K filed with the Securities and Exchange Commission, and include the consolidated accounts of the Company and its subsidiaries. In the opinion of management, all adjustments, which consist only of normal recurring adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented, have been made. Certain prior year amounts have been reclassified to conform to current year presentation. As permitted by Form 10-Q, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 2002. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any subsequent interim period or the fiscal year ending March 31, 2003.

  NET LOSS PER COMMON SHARE - The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

                                                Three Months Ended
                                                    June 30,
                                              --------------------
                                                2002       2001
                                              ---------  ---------
Numerator:
  Net loss                                   $  (6,484) $ (24,808)
                                              =========  =========
Denominator:
  Weighted average shares of common
  stock outstanding                            193,516    201,496

  Less: Weighted average shares subject
  to repurchase                                 (3,459)    (4,624)
                                              ---------  ---------
  Denominator for basic and diluted
  net loss per share -
  weighted average shares                      190,057    196,872
                                              =========  =========

Net loss per share - basic                   $   (0.03) $   (0.13)
                                              =========  =========
Net loss per share - diluted                 $   (0.03) $   (0.13)
                                              =========  =========

  The computation of diluted net loss per share for the quarter ended June 30, 2002 excluded the impact of all outstanding options to purchase 54,669,051 shares of Common Stock and 3,458,225 shares of Common Stock subject to repurchase, as the impact would be antidilutive. The computation of diluted net loss per share for the quarter ended June 30, 2001 excluded the impact of all outstanding options to purchase 37,018,795 shares of Common Stock and 4,624,114 shares of Common Stock subject to repurchase, as the impact would be antidilutive. The impact of converting 13,997,760 shares of Common Stock from outstanding Convertible Notes issued in 2000 was not included for any periods in diluted net loss per share, because the assumed conversion would be antidilutive.

  COMPREHENSIVE INCOME (LOSS) - The Company follows Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign translation adjustments, which have been included in stockholders' equity and excluded from net income, to be included in comprehensive income. For the quarter ended June 30, 2002, total comprehensive income was approximately $15.7 million compared to comprehensive loss of approximately $28.4 million for the same period last year.

  RECENT PRONOUNCEMENTS - On April 1, 2002, the Company adopted SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. As required by SFAS 142, the Company discontinued amortizing the remaining balances of goodwill beginning April 1, 2002. All remaining and future acquired goodwill will be subject to impairment tests annually, or

  earlier   if indicators of potential impairment exist, using a fair-value-based approach. All other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Upon adoption of the new business combination rules under SFAS 141, assembled workforce no longer meets the definition of an identifiable intangible asset. As a result, the net balance of $3.1 million has been reclassified to goodwill in the first quarter of fiscal 2003. See further discussion under Note 7 "Goodwill and Other Intangible Assets." In connection with the transitional goodwill impairment evaluation under SFAS 142, the Company has completed a goodwill review as of the date of adoption - April 1, 2002 and found no impairment.

  In October 2001, the Financial Accounting Standards Board (FASB) issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS 121 and the provisions of Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" with regard to reporting the effects of a disposal of a segment of a business. SFAS 144 retains many of the provisions of SFAS 121 but significantly changes the criteria that would have to be met to classify an asset as held for disposal such that long-lived assets to be disposed of other than by sale are considered held and used until disposed of. In addition, SFAS 144 retains the basic provisions of APB 30 for presentation of discontinued operations in the statement of operations but broadens that presentation to a component of an entity. The Company adopted SFAS 144 on April 1, 2002. The adoption of SFAS 144 did not have any material impact on the Company's financial position and results of operations.

  In November 2001, the FASB issued an announcement on the topic of "Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred" (the Announcement). The Announcement requires companies to characterize reimbursements received for out of pocket expenses incurred as revenues in the income statement. The Company adopted the Announcement in the quarter ended March 31, 2002. Historically, the Company has netted reimbursements received for out of pocket expenses against the related expenses in the accompanying consolidated statements of operations. The adoption of the Announcement had no impact on the Company's gross margin or net loss but increased its consulting and support revenues and cost of consulting and support revenues by approximately $163,000 for the quarter ended June 30, 2002. The adoption of the Announcement did not have a material impact on the Company's financial position, results of operations or cash flows and, accordingly, the Company did not reclassify prior period results.

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

  STOCK REPURCHASE - In April 2001, the Company's Board of Directors authorized the repurchase of 20.0 million shares of the Company's Common Stock from time to time in the open market. The Company repurchased

  1.5 million shares of its Common Stock for a total cash outlay of approximately $17.3 million for the quarter ended June 30, 2002. As of June 30, 2002, the Company had repurchased approximately 9.7 million shares of its Common Stock under this program for an aggregate cost of approximately $113.0 million. Repurchases help offset dilution from stock issued under our stock option and stock purchase plans. The timing and size of any future stock repurchases are subject to market conditions, stock prices, the Company's cash position and other cash requirements going forward.

  GOODWILL AND OTHER INTANGIBLE ASSETS - On April 1, 2002, the Company adopted SFAS 142 and as a result will no longer amortize goodwill, but will test it for impairment annually or earlier if indicators of potential impairment exist.

  For comparative purposes, the pro forma adjusted net income (loss) per share excluding amortization of goodwill and assembled workforce is as follows (in thousands, except per share amounts):

                                                Three Months Ended
                                                    June 30,
                                              ---------------------
                                                2002        2001
                                              ---------  ----------

Net loss                                     $  (6,484) $  (24,808)
Add back SFAS 142 adjustments:
  Amortization of goodwill, net of tax             ---      16,833
  Amortization of assembled workforce,
    net of tax                                     ---         547
                                              ---------  ----------
Adjusted net loss                            $  (6,484) $   (7,428)
                                              =========  ==========

Basic and diluted net loss per share         $   (0.03) $    (0.13)
Add back SFAS 142 adjustments:
  Amortization of goodwill, net of tax             ---        0.09
  Amortization of assembled workforce,
    net of tax                                     ---        0.00
                                              ---------  ----------
Pro forma adjusted basic and diluted
  net loss per share                         $   (0.03) $    (0.04)
                                              =========  ==========

                                                     Fiscal Years Ended
                                                           March 31,
                                              --------------------------------
                                                2002        2001       2000
                                              ---------  ----------  ---------

Net income (loss)                            $ (75,948) $   72,144  $  85,314
Add back SFAS 142 adjustments:
  Amortization of goodwill, net of tax          66,981      21,641      3,900
  Amortization of assembled workforce,
    net of tax                                   2,184         552         71
                                              ---------  ----------  ---------
Adjusted net income (loss)                   $  (6,783) $   94,337  $  89,285
                                              =========  ==========  =========

Basic net income (loss) per share            $   (0.39) $     0.38  $    0.49
Add back SFAS 142 adjustments:
  Amortization of goodwill, net of tax            0.34        0.12       0.02
  Amortization of assembled workforce,
    net of tax                                    0.01        0.00       0.00
                                              ---------  ----------  ---------
Pro forma adjusted basic net income (loss)
  per share                                  $   (0.04) $     0.50  $    0.51
                                              =========  ==========  =========

Diluted net income (loss) per share          $   (0.39) $     0.35  $    0.45
Add back SFAS 142 adjustments:
  Amortization of goodwill, net of tax            0.34        0.11       0.02
  Amortization of assembled workforce,
    net of tax                                    0.01        0.00       0.00
                                              ---------  ----------  ---------
Pro forma adjusted diluted net income (loss)
  per share                                  $   (0.04) $     0.46  $    0.47
                                              =========  ==========  =========

  The following table provides a summary of the carrying amount of goodwill which includes amounts originally allocated to assembled workforce (in thousands):

                                              June 30,   March 31,
                                                2002        2002
                                              ---------  ----------

Gross carrying amount of goodwill            $ 282,552  $  274,727
Gross carrying amount of assembled
  workforce reclassified to goodwill               ---       7,825
                                              ---------  ----------
Adjusted gross carrying amount
  of goodwill                                  282,552     282,552
Accumulated amortization of goodwill           (96,858)    (92,103)
Accumulated amortization of assembled
  workforce reclassified to goodwill               ---      (4,755)
                                              ---------  ----------
Net carrying amount of goodwill              $ 185,694  $  185,694
                                              =========  ==========

  The following tables provide a summary of the carrying amount of other intangible assets that will continue to be amortized and excludes amounts originally allocated to assembled workforce (in thousands):

                                                         June 30, 2002
                                              --------------------------------
                                                Gross                     Net
                                              Carrying   Accumulated   Carrying
                                               Amount    Amortization   Amount
                                              ---------  ------------  ---------
Acquired developed and core technology       $  52,714  $  (22,608)   $  30,106
Acquired contract                                9,299      (4,391)       4,908
Acquired customer list and trade name            3,989      (1,585)       2,404
                                              ---------  ----------    ---------
   Total                                     $  66,002  $  (28,584)   $  37,418
                                              =========  ==========    =========

                                                         March 31, 2002
                                              --------------------------------
                                                Gross                     Net
                                              Carrying   Accumulated   Carrying
                                               Amount    Amortization   Amount
                                              ---------  ------------  ---------
Acquired developed and core technology       $  52,714  $  (18,776)   $  33,938
Acquired contract                                9,299      (3,616)       5,683
Acquired customer list and trade name            3,989      (1,274)       2,715
                                              ---------  ----------    ---------
   Total                                     $  66,002  $  (23,666)   $  42,336
                                              =========  ==========    =========

  Amortization expense (before tax) related to intangible assets was approximately $4.9 million and $5.1 million for the quarters ended June 30, 2002 and 2001, respectively.

  The total expected future amortization related to other intangible assets is provided in the table below (in thousands):

                                              Future Amortization
                                              ---------------------
                                                           Net of
                                                Gross    Estimated
                Fiscal Year                    Amount    Tax Benefit
            ----------------                  --------  ------------

Remainder of 2003 (9 months)                 $  14,760  $    8,856
2004                                            17,355      10,413
2005                                             4,288       2,573
2006                                             1,015         609
                                              ---------  ----------
  Total                                      $  37,418  $   22,451
                                              =========  ==========

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

  A summary of the restructuring costs is outlined as follows (in thousands):

                                                  Termination
                                    Consolidation   of Other
                         Workforce   of Excess    Third-Party
                         Reduction   Facilities    Agreements     Total
                         ---------  ------------  ------------  ---------
Provision recorded at
  restructuring         $  10,149  $      3,719  $      3,463  $  17,331
Non-cash charges              ---           ---          (856)      (856)
Cash payments              (9,912)       (1,268)       (2,607)   (13,787)
                         ---------  ------------  ------------  ---------
Balance, March 31, 2002       237         2,451           ---      2,688
Cash payments                (224)         (559)          ---       (783)
                         ---------  ------------  ------------  ---------
Balance, June 30, 2002  $      13  $      1,892  $        ---  $   1,905
                         =========  ============  ============  =========

  The Company had substantially completed the implementation of its restructuring program as of March 31, 2002. Remaining cash expenditures relating to workforce reductions will be paid in the quarter ended September 30, 2002. Amounts related to the net lease expenses due to the consolidation of facilities will be paid over the respective lease terms (through fiscal 2006). The Company's estimated costs to exit these facilities are based on available commercial rates. The actual loss incurred in exiting these facilities could exceed the Company's estimates.

  COMMITMENTS AND CONTINGENCIES

  Letters of credit . The Company assumed a letter of credit with IBM totaling $1,985,823 in connection with the Catapulse acquisition in fiscal 2001. As part of a strategic business alliance between Catapulse and IBM, IBM agreed to provide services to Catapulse in exchange for an upfront payment of $1,237,477 related to development work through December 31, 2001, and monthly recurring fees of approximately $425,000 commencing upon IBM's completion of the development work and continuing till December 31, 2003. The upfront payment of $1,237,477 was paid during fiscal 2001 and the monthly recurring fees are related to ongoing services to be provided by IBM. The Company has notified IBM of its intention to terminate this relationship. In connection with such termination, the Company is obligated to pay to IBM a termination fee of approximately $850,000, in addition to the monthly recurring fees for services through August 2002. The Company may also be obligated to pay a fee of approximately $153,000 for other related services performed by IBM prior to the termination. Upon termination of this relationship and payment of the termination charges, the letter of credit with IBM will be terminated.

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

  SUBSEQUENT EVENTS - In July 2002, the Company announced a restructuring program related to the cessation of selected development activities associated with the Company's hosted development service. The Company expects to record a restructuring charge in the range of $5.0 million to $15.0 million in the quarter ending September 30, 2002.

On July 22, 2002, the Company acquired NeuVis, Inc. (NeuVis), a privately held provider of an e-business rapid application development (RAD) platform for agile, enterprise-class applications, for approximately $22.0 million in cash. In connection with the acquisition, the Company will also issue approximately 707,876 shares of Common Stock to former employees of NeuVis. These shares will vest over two years based on the continued employment of the former NeuVis employees.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include without limitation statements regarding the following: our expectations that we will not record an impairment charge for goodwill as of April 1, 2002 upon completion of our evaluation under SFAS 142; our beliefs and expectations regarding the cost of consolidating excess facilities; our expectations regarding the cost of terminating a services arrangement with IBM and the termination of a letter of credit with IBM; our expectations and beliefs regarding the merits of and outcome of legal proceedings and litigation matters; our expectations regarding the restructuring charge arising from the cessation of selected development activities associated with our hosted development service; our beliefs and expectations regarding international sales and our revenues; our belief that expected cash flow from operations, existing cash, cash equivalents and short- term investments will be sufficient to meet our cash requirements; our beliefs regarding the relationship of our service revenues to our license revenues; our beliefs and expectations regarding our future growth and financial performance; our beliefs and expectations regarding broad market acceptance of off-the-shelf products; our beliefs and expectations regarding the development of industry standards; our beliefs and expectations regarding the development of our industry and the market for our products and services, including usage in the Internet and intranet environments; our beliefs regarding product-development investments; our beliefs and expectations regarding competition and our ability to compete including the elements on which we compete; our beliefs and expectations regarding hiring and retaining qualified individuals and the efforts and abilities of senior management personnel; our beliefs and expectations regarding our future revenue growth and our ability to expand our direct sales force and maintain a high level of consulting, training and customer support; our beliefs and expectations regarding our development, distribution and marketing strategies and our strategic relationships; our beliefs and expectations regarding errors or defects in our products; our beliefs and expectations regarding the scope of United States patent protection; our beliefs and expectations regarding infringement claims; our beliefs and expectations regarding financial and strategic benefits of past and future acquisitions; and our beliefs and expectations regarding foreign currency exchange rate and interest rate risks. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. These risks and uncertainties include without limitation those identified in the section of this quarterly report on Form 10-Q entitled "Factors That May Affect Future Results" below. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report on Form 10-Q.

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

Comparative Analysis of Operating Results for the Three Months Ended June 30, 2002 and June 30, 2001

Revenues

Total revenues for the three-month period ended June 30, 2002 decreased 13% from the corresponding prior year period.

Net product revenues. Net product revenues for the three-month period ended June 30, 2002 decreased 29% from the corresponding prior year period. The decrease in product revenues was a result of reduced sales across the majority of our products due primarily to the slowdown in the economy and reduced spending on information technology.

Consulting and support revenues. Consulting and support revenues for the three-month period ended June 30, 2002 increased 1% from the corresponding prior year period. The net increase in consulting and support revenues was a result of increased renewals of our customer support arrangements offset by a decrease in consulting revenues.

International sales. Revenues from international product sales and consulting and support accounted for 41% of total revenues for the three-month period ended June 30, 2002 compared to 42% for the comparable prior year period. We expect international sales to continue to account for a major portion of total revenues in future periods, although the percentage of international revenues could fluctuate from period to period due to economic or other factors in international regions. Our international sales are priced principally in local currencies. We enter into short-term forward currency contracts to hedge against the impact of foreign currency exchange rate fluctuations on balance sheet exposures denominated in currencies other than the local, or "functional," currency of our subsidiaries or us. The total amount of these contracts is approximately offset by the underlying assets and liabilities denominated in non-functional currencies and such contracts are carried at fair market value. The associated gains and losses were not material to our results of operations in any period presented.

Cost of Revenues

Cost of product revenues. Cost of product revenues consists principally of materials, packaging and freight, amortization of purchased technology and royalties. Cost of product revenues for the three-month period ended June 30, 2002 increased 22% from the corresponding prior year period. These costs represented 17% of net product revenues for the three-month period ended June 30, 2002, compared to 10% of net product revenues for the corresponding prior year period. The increases in period over period cost of product revenues and cost of product revenues as a percentage of product revenues were primarily a result of increased amortization of purchased technology and royalty costs.

Cost of consulting and support revenues. Cost of consulting and support revenues consists principally of personnel costs for training, consulting, and customer support. Cost of consulting and support revenues for the three-month period ended June 30, 2002 decreased 14% from the corresponding prior year period. These costs represented 19% of total consulting and support revenues for the three-month period ended June 30, 2002 compared to 22% for the corresponding prior year period. The decrease in cost of consulting and support revenues was primarily a result of a decrease in consulting revenues for the same periods. The decrease in cost of consulting and support revenues as a percentage of total consulting and support revenues was due primarily to an increased mix of higher margin support revenues versus lower margin consulting revenues.

Operating Expenses

Research and development. Research and development expenses for the three-month period ended June 30, 2002 decreased 12% from the corresponding prior year period. These costs represented 28% of total revenues for the three-month period ended June 30, 2002 compared to 27% of total revenues for the corresponding prior year period. The period over period decrease in expenditures for research and development was primarily related to reduced spending on outside consultants and decreased headcount related costs as a result of cost control measures.

Sales and Marketing. Sales and marketing expenses for the three-month periods ended June 30, 2002 decreased 6% from the corresponding prior year period. These costs represented 45% of total revenues for the three- month period ended June 30, 2002 compared to 42% of total revenues for the corresponding prior year period. The decrease in expenditures for sales and marketing was primarily due to decreased headcount related costs as a result of cost control measures and lower commission related expenses as a result of lower sales.

General and administrative. General and administrative expenses for the three-month period ended June 30, 2002 decreased 13% from the corresponding prior year period. These costs represented 7% of total revenues for both the three-month periods ended June 30, 2002 and 2001. The period over period decrease in general and administrative expenses resulted primarily from lower bad debt expenses recorded in the quarter ended June 30, 2002 and decreased headcount related costs as a result of cost control measures.

Amortization of goodwill, purchased intangibles, and deferred stock-based compensation. In the fourth quarter of fiscal 2001, we acquired Attol Testware and the remaining outstanding shares of Catapulse not already owned by Rational, both of which were accounted for under the purchase method of accounting. Accordingly, we recorded goodwill and purchased intangibles representing the excess of the purchase price paid over the fair value of the net assets acquired. In fiscal 2000, we acquired ObjecTime Limited, which was also accounted for under the purchase method of accounting. Also as part of the acquisitions of Attol Testware and the remaining outstanding shares of Catapulse in fiscal 2001, we recorded approximately $295.0 million of deferred stock-based compensation relating to the unvested stock options and restricted stock assumed in the acquisitions. In fiscal 2000, in connection with the grant of certain stock options to employees of Catapulse, the results of which were consolidated with Rational's results, we recorded deferred stock-based compensation of approximately $3.0 million representing the difference between the deemed fair value of the Common Stock for accounting purposes and the exercise price of these options at the date of grant. Amortization of goodwill and purchased intangibles was approximately $0.3 million for the three-month period ended June 30, 2002 compared to approximately $18.0 million for the corresponding prior year period. The period over period decrease was primarily due to the adoption of Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets," which ceased the amortization of goodwill beginning April 1, 2002. (See Note 7 of Notes to Condensed Consolidated Financial Statements for additional information related to SFAS 142.) Amortization of deferred stock-based compensation was approximately $18.1 million and $18.2 million, respectively, for the three-month periods ended June 30, 2002 and 2001.

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

A summary of the restructuring costs is outlined as follows (in thousands):

                                                  Termination
                                    Consolidation   of Other
                         Workforce   of Excess    Third-Party
                         Reduction   Facilities    Agreements     Total
                         ---------  ------------  ------------  ---------
Provision recorded at
  restructuring         $  10,149  $      3,719  $      3,463  $  17,331
Non-cash charges              ---           ---          (856)      (856)
Cash payments              (9,912)       (1,268)       (2,607)   (13,787)
                         ---------  ------------  ------------  ---------
Balance, March 31, 2002       237         2,451           ---      2,688
Cash payments                (224)         (559)          ---       (783)
                         ---------  ------------  ------------  ---------
Balance, June 30, 2002  $      13  $      1,892  $        ---  $   1,905
                         =========  ============  ============  =========

We had substantially completed the implementation of our restructuring program as of March 31, 2002. Remaining cash expenditures relating to workforce reductions and termination of agreements will be paid in the quarter ended September 30, 2002. Amounts related to the net lease expenses due to the consolidation of facilities will be paid over the respective lease terms (through fiscal 2006). Our estimated costs to exit these facilities are based on available commercial rates. The actual loss incurred in exiting these facilities could exceed our estimates.

Other Income, net

Other income, net consists primarily of interest income, interest expense, and gains and losses due to fluctuations in currency exchange rates. Other income, net has fluctuated as a result of the amount of cash available for investment in interest-bearing instruments and from fluctuations in currency exchange rates. Other income, net decreased 58% for the three- month period ended June 30, 2002 from the corresponding prior year period. The current year decrease was due primarily to lower interest income as a result of lower interest rates.

Income Taxes

The effective income tax rate benefit was 49% for the three-month period ended June 30, 2002 compared with 27% for the corresponding prior year period. The changes in our effective tax rate were primarily due to the nondeductibility of certain accounting charges associated with our merger and acquisition activities. Excluding these accounting charges, our effective rates were 28% and 30%, respectively, for the three-month periods ended June 30, 2002 and 2001. The benefit from income taxes for the three-month periods ended June 30, 2002 and 2001 differ from the benefit from income taxes computed at the federal statutory income tax rate due primarily to the impact of nondeductible merger and acquisition charges and foreign and state income taxes offset by earnings permanently reinvested in offshore operations and research credits.

Liquidity and Capital Resources

At June 30, 2002, we had cash, cash equivalents, and short-term investments of $1.0 billion and working capital of $860.9 million. Net cash provided by operating activities for the three months ended June 30, 2002 was composed primarily of the net loss plus noncash charges for depreciation and amortization, tax benefit from employee stock plans, compensation expenses related to stock options, decreases in accounts receivable and prepaid expenses and other, and an increase in deferred revenues. These were offset primarily by an increase in other assets and decreases in accounts payable, accrued employee benefits and other accrued expenses, income taxes payable, accrued merger and integration expenses, and net deferred tax liability. Net cash used in investing activities resulted primarily from a net increase in short-term investments and capital expenditure purchases. Net cash used in financing activities resulted primarily from cash used to repurchase our Common Stock, offset by net proceeds received from issuance of Common Stock under the employee stock plans and net proceeds received from reissuance of treasury stock under employee stock plans.

In April 2001, our Board of Directors authorized the repurchase of 20.0 million shares of our Common Stock from time to time in the open market. We repurchased 1.5 million shares of our Common Stock for total cash outlay of approximately $17.3 million for the quarter ended June 30, 2002. As of June 30, 2002, we had repurchased approximately 9.7 million shares of our Common Stock under this program for an aggregate cost of approximately $113.0 million. Repurchases help offset dilution from stock issued under our stock option and stock purchase plans. The timing and size of any future stock repurchases are subject to market conditions, stock prices, our cash position, and other cash requirements going forward.

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

Factors that may cause quarterly fluctuations in our operating results include, but are not limited to:

- global economic conditions;

- decreased spending on technology due to adverse economic conditions;

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

- the ability of our sales force to effectively sell and support new products;

- an increase in the level of our product returns;

- fluctuations in foreign currency exchange rates;

- changes in accounting pronouncements applicable to us;

- costs associated with acquisitions; and

- the impact of terrorist attacks and wars.

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

Although we experienced growth in revenues in years prior to the year ended March 31, 2002, there can be no assurance that, in the future, we will again achieve or maintain revenue growth or be profitable on a quarterly or annual basis. Nor can there be any assurance that, in the future, we will meet investors' or securities analysts' expectations. For example, our operating results were below the expectations of some securities analysts for the fiscal quarter ended June 30, 2002. The revenues and operating results experienced by us in recent quarters are not necessarily indicative of future results. As a result of the factors described above and other factors, our operating results are subject to significant variation from quarter to quarter, and we believe that period-to-period comparisons of our results of operations are not necessarily useful. If our operating results do not support the prices of our Common Stock or Convertible Notes or are below investors' or securities analysts' expectations, the prices of our Common Stock and Convertible Notes could decline.

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

In addition, rapid growth of, interest in, and use of Internet and intranet environments has occurred only in the last few years and is still an emerging phenomena. Our success may depend, in part, on the compatibility of our products with Internet and intranet applications. We may fail to effectively adapt our products for use in Internet or intranet environments, or to produce competitive Internet and intranet applications. For example, our decision to cease selected development activities associated with our hosted development service will likely adversely impact our ability to offer our products for use in Internet environments.

If we do not effectively compete with new and existing competitors, our revenues and operating margins will decline.

The industry for automating software application development and management is extremely competitive and rapidly changing. We expect to continue to experience significant and increasing levels of competition in the future. Bases of competition include:

- corporate and product reputation;

- innovation with frequent product enhancement, including the support of the development of the new set of emerging standards and tools for building Web services applications and the support of rapidly changing standards and technologies used in the development of Web-based applications and off-the-shelf products;

- breadth of integrated product lines and the availability of integrated suites and bundles, including the development of a broader line of products for programming languages such as C#, C/C++, Visual Basic and Java;

- product architecture, functionality, and features, including the support of multiple platforms (including Microsoft Windows operating systems, Microsoft .NET, J2EE, IBM, UNIX, Linux and various embedded systems development platforms);

- product quality, performance, and ease of use;

- quality of support and availability of technical consulting services, including the use of the latest technologies to support Web-based development of business-critical applications; and

- price.

We face intense competition for each product in our product lines, generally from both Windows and UNIX-based vendors. Current and potential competitors in one or more of our markets include, among others, Applied Microsystems Corporation, Aonix, Artisan Components, BEA Systems, Borland, Broadvision, CanyonBlue, Computer Associates, Compuware, Documentum, Elsinore Technologies, Embarcadero, Empirix, Fujitsu, IBM, I-Logix, Integrated Chipware, Interwoven, MagicDraw, Magna Solutions, Merant, Mercury Interactive, Microsoft, MKS, Object Domain Systems, Oracle, ParaSoft, Perforce, Popkin Software, Pragma Systems Corporation, RadView Software, Serena, Sitraka, Soffront Software, Softera Starbase Corporation, Stellent, Sybase, TeamShare, Telelogic, TogetherSoft, Vector Software, Visual Object Modelers, and WebGain, as well as numerous other public and privately held software application development and tools suppliers. Because individual product sales are often the first step in a broader customer relationship, our success will depend in part on our ability to successfully compete with numerous competitors at each point in their product lines.

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

International sales accounted for approximately 41% of our revenues for the three-month period ended June 30, 2002 compared to 42% for the comparable prior year period. We expect that international sales will continue to account for a significant portion of our revenues in future periods. The results of our international operations have declined in the most recent period. Our business would be harmed if our international operations experienced a further material downturn. In addition, international sales are subject to inherent risks, including:

- unexpected changes in regulatory requirements and tariffs;

- unexpected changes in global economic conditions;

- adverse effects of terrorist attacks, political turmoil or wars;

- difficulties in staffing and managing foreign operations;

- difficulties in ensuring compliance with U.S. business and accounting standards and practices;

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

Our development, marketing, and distribution strategies rely increasingly on our ability to form long-term strategic relationships with major software and hardware vendors, many of whom are substantially larger than us. These business relationships often consist of cooperative marketing programs, joint customer seminars, lead referrals, or joint development projects. For example, we are currently a party to relationships with Microsoft and IBM related to the use of our Rational XDE product in their platforms. Although certain aspects of some of these relationships are contractual in nature, many important aspects of these relationships depend on the continued cooperation of each party with us. Merger activity, such as the acquisitions of NeuVis, Catapulse, and Attol, may disrupt these relationships or activities, and some companies may reassess the value of their relationship with us as a result of such merger activity. Divergence in strategy or change in focus or competitive product offerings by any of these companies may interfere with our ability to develop, market, sell, or support our products, which in turn could harm our business. In addition, one or more of these companies may use the information they gain from their relationship with us to develop or market competing products or to develop the functionality of our products into their existing products.

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

We have acquired a number of businesses, technologies, and products, most recently in July 2002. If we fail to achieve the intended financial or strategic benefits of past and future acquisitions, including the acquisitions of NeuVis, Attol, and Catapulse, our operating results will suffer. For example, we recently decided to cease selected development activities relating to the technology developed by Catapulse. Acquisitions entail numerous risks, including:

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

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk, including changes in interest rates and currency exchange rates. To manage the volatility relating to these exposures, we employ established policies and procedures to manage our exposure to fluctuations in interest rates and changes in known or forecasted currency exchange rates. As of June 30, 2002 no significant changes concerning market risk have occurred since our Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

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

Interest Rate Risk

Our exposure to market-rate risk for changes in interest rates relates primarily to our investment portfolio. All our short-term investments are classified as available-for-sale and are recorded at amounts that approximate fair value based on quoted market prices. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Unrealized gains on available-for-sale securities are included in accumulated other comprehensive income (loss), which is a separate component of stockholders' equity. Our Convertible Subordinated Notes were issued at a fixed interest rate and with fixed conversion rates and therefore do not expose us to the risk of earnings or cash flow loss due to change in market interest rates.

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

ITEM 5 - Other Information

Section 10A(i)(2) of the Securities Exchange Act of 1934, as added in Section 202 of the Sarbanes-Oxley Act of 2002, requires us to disclose the approval by our Audit Committee of any non-audit services to be performed by our auditor. The Audit Committee of the Board of Directors of Rational has previously approved the performance of certain tax-related services by our auditor, Ernst & Young LLP.

ITEM 6 - Exhibits and Reports on Form 8-K

 (a) Exhibits:

Exhibit No.	Description
10.1	Rational Software Corporation Fiscal Year 2003 Corporate Incentive Compensation Plan
99.1	Certification of Chief Executive Officer and Chief Financial Officer

(b) Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RATIONAL SOFTWARE CORPORATION

(Registrant)

By:	/s/ David J. Henshall

David J. Henshall
Vice President, Chief Financial Officer, Treasurer, and Secretary
(Principal Financial Officer and Chief Accounting Officer) August 14, 2002

EXHIBIT INDEX

Exhibit No.	Description
10.1	Rational Software Corporation Fiscal Year 2003 Corporate Incentive Compensation Plan
99.1	Certification of Chief Executive Officer and Chief Financial Officer