Form 10-Q
period 2002-09-30
RATIONAL SOFTWARE CORP
filed 2002-11-14
CIK 722056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002 or

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Shares Outstanding on October 31, 2002
Common Stock, par value $.01 per share	195,169,259

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
                                                        (unaudited)
                         ASSETS
            -------------------------------------
Current assets:
 Cash and cash equivalents............................ $    370,398  $    374,158
 Short-term investments...............................      629,908       586,225
 Accounts receivable, net of allowance for
   doubtful accounts of $5,917 at September 30,
   2002 and $6,149 at March 31, 2002..................      106,252       149,896
 Deferred income tax assets...........................       19,714        19,714
 Prepaid expenses and other assets....................       19,854        24,525
                                                        ------------  ------------
        Total current assets..........................    1,146,126     1,154,518
                                                        ------------  ------------
Property and equipment, at cost:
 Computer and office equipment........................      142,881       136,048
 Office furniture.....................................       28,788        27,704
 Leasehold improvements...............................       32,387        31,129
                                                        ------------  ------------
                                                            204,056       194,881
 Accumulated depreciation and amortization............     (119,672)     (103,627)
                                                        ------------  ------------
Property and equipment, net...........................       84,384        91,254
Goodwill, net.........................................      196,329       185,694
Intangible assets, net................................       43,832        42,336
Other assets, net.....................................       26,218        29,417
                                                        ------------  ------------
        Total assets.................................. $  1,496,889  $  1,503,219
                                                        ============  ============

             LIABILITIES AND STOCKHOLDERS' EQUITY
            -------------------------------------
Current liabilities:
 Accounts payable..................................... $      8,863  $     11,575
 Accrued employee benefits............................       41,609        46,145
 Income taxes payable.................................       28,191        29,192
 Other accrued expenses...............................       43,688        42,445
 Current portion of accrued merger and integration
  costs...............................................       12,392        11,511
 Deferred revenues....................................      169,682       181,903
                                                        ------------  ------------
        Total current liabilities.....................      304,425       322,771

Long-term deferred income tax liabilities.............          141        11,921
Convertible subordinated notes........................      500,000       500,000
Long-term portion of accrued merger and integration
  costs...............................................       26,044        29,369
Other accrued liabilities.............................        1,516         1,182
                                                        ------------  ------------
        Total liabilities.............................      832,126       865,243
                                                        ------------  ------------
Commitments and contingencies
Stockholders' equity:
 Common stock, $0.01 par value, 500,000
  shares authorized...................................        2,212         2,196
 Additional paid-in capital...........................    1,284,986     1,272,174
 Deferred stock-based compensation....................     (166,279)     (199,055)
 Treasury stock.......................................     (364,345)     (350,902)
 Accumulated deficit..................................      (90,350)      (64,503)
 Accumulated other comprehensive loss.................       (1,461)      (21,934)
                                                        ------------  ------------
        Total stockholders' equity....................      664,763       637,976
                                                        ------------  ------------
        Total liabilities and stockholders' equity.... $  1,496,889  $  1,503,219
                                                        ============  ============

See accompanying notes to condensed consolidated financial statements.

RATIONAL SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

                                                Three Months Ended    Six Months Ended
                                                  September 30,         September 30,
                                              --------------------  --------------------
                                                2002       2001       2002       2001
                                              ---------  ---------  ---------  ---------
Net product revenues........................ $  60,919  $  71,709    120,398  $ 155,023
Consulting and support revenues.............    93,600     92,025    186,585    184,504
                                              ---------  ---------  ---------  ---------
    Total revenues..........................   154,519    163,734    306,983    339,527
                                              ---------  ---------  ---------  ---------

Cost of product revenues....................    10,774     11,872     20,720     20,057
Cost of consulting and support
  revenues..................................    17,717     18,778     35,300     39,177
                                              ---------  ---------  ---------  ---------
    Total cost of revenues..................    28,491     30,650     56,020     59,234
                                              ---------  ---------  ---------  ---------
Gross margin................................   126,028    133,084    250,963    280,293
                                              ---------  ---------  ---------  ---------
Operating expenses:
  Research and development expenses.........    41,110     43,245     83,020     90,905
  Sales and marketing expenses..............    69,847     72,249    138,771    145,813
  General and administrative expenses.......    11,332     13,401     22,579     26,365
  Amortization of goodwill and
   purchased intangibles....................       330     18,107        637     36,094
  Amortization of deferred stock-based
   compensation.............................    18,516     17,966     36,587     36,203
  Charges for acquired in-process
   research and development...................   4,524        ---      4,524        ---
  Restructuring and other charges...........    12,382        ---     12,382     17,331
                                              ---------  ---------  ---------  ---------
        Total operating expenses............   158,041    164,968    298,500    352,711
                                              ---------  ---------  ---------  ---------
Operating loss..............................   (32,013)   (31,884)   (47,537)   (72,418)
Other income, net...........................       799      4,656      3,489     11,048
                                              ---------  ---------  ---------  ---------
        Loss before income taxes............   (31,214)   (27,228)   (44,048)   (61,370)

Benefit from income taxes...................   (11,851)    (5,598)   (18,201)   (14,932)
                                              ---------  ---------  ---------  ---------
Net loss.................................... $ (19,363) $ (21,630)   (25,847) $ (46,438)
                                              =========  =========  =========  =========
Net loss per common share:
  Basic..................................... $   (0.10) $   (0.11)     (0.14) $   (0.24)
                                              =========  =========  =========  =========
  Diluted................................... $   (0.10) $   (0.11)     (0.14) $   (0.24)
                                              =========  =========  =========  =========
Shares used in computing per share amounts:
  Basic.....................................   190,085    195,184    190,071    196,028
                                              =========  =========  =========  =========
  Diluted...................................   190,085    195,184    190,071    196,028
                                              =========  =========  =========  =========

See accompanying notes to condensed consolidated financial statements.

RATIONAL SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands, unaudited)

                                                             Six Months Ended
                                                               September 30,
                                                           ---------- ---------
                                                             2002       2001
                                                           ---------  ---------
Operating activities:
   Net loss.............................................. $ (25,847) $ (46,438)
   Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Charges for acquired in-process
       research and development..........................     4,524        ---
     Depreciation and amortization.......................    28,437     61,769
     Compensation expense related to stock options.......    36,587     36,203
     Tax benefit from employee stock plans...............       470        ---
     Deferred income tax.................................   (15,992)   (23,261)
     Changes in operating assets and liabilities:
       Accounts receivable, net..........................    43,687     64,147
       Prepaid expenses and other, net...................     4,671     (8,965)
       Other assets......................................     2,719     (3,317)
       Accounts payable..................................    (2,770)    (9,814)
       Accrued employee benefits and other accrued
          expenses.......................................    (4,847)   (32,677)
       Income taxes payable..............................    (1,001)    (2,333)
       Accrued merger and integration expenses...........    (2,836)    (5,237)
       Deferred revenues.................................   (12,363)    (3,600)
                                                           ---------  ---------
Net cash provided by operating activities................     55,439     26,477
                                                           ---------  ---------
Investing activities:
   Purchases of short-term investments...................  (302,158)  (338,068)
   Maturities and sales of short-term investments........   261,738    398,743
   Purchases of property and equipment...................   (10,504)   (13,131)
   Purchases of technologies.............................       ---    (20,965)
   Business combinations, net of cash acquired...........   (21,894)       ---
                                                           ---------  ---------
Net cash provided by (used in) investing activities......   (72,818)    26,579
                                                           ---------  ---------
Financing activities:
   Net proceeds from issuance of common stock............     9,663     12,623
   Net proceeds from reissuance of treasury stock........     2,742      8,149
   Repurchases of common stock...........................   (17,303)  (137,507)
   Repayment of receivables from stockholders............       ---        633
                                                           ---------  ---------
Net cash used in financing activities....................    (4,898)  (116,102)
                                                           ---------  ---------

Effect of changes in foreign currency
  exchange rates on cash.................................    18,517      9,405
                                                           ---------  ---------
Net decrease in cash and cash equivalents................    (3,760)   (53,641)
Cash and cash equivalents at beginning of period.........   374,158    363,717
                                                           ---------  ---------
Cash and cash equivalents at end of period............... $ 370,398  $ 310,076
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

  NET LOSS PER COMMON SHARE - The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

                                                Three Months Ended    Six Months Ended
                                                  September 30,         September 30,
                                              --------------------  --------------------
                                                2002       2001       2002       2001
                                              ---------  ---------  ---------  ---------
Numerator:
  Net loss                                   $ (19,363) $ (21,630) $ (25,847) $ (46,438)
                                              =========  =========  =========  =========
Denominator:
  Weighted average shares of common
   stock outstanding                           193,699    199,502    193,607    200,499

  Less: Weighted average shares subject
   to repurchase                                (3,614)    (4,318)    (3,536)    (4,471)
                                              ---------  ---------  ---------  ---------
  Denominator for basic and diluted
   net loss per share -
   weighted average shares                     190,085    195,184    190,071    196,028
                                              =========  =========  =========  =========

Net loss per share - basic                   $   (0.10) $   (0.11) $   (0.14) $   (0.24)
                                              =========  =========  =========  =========
Net loss per share - diluted                 $   (0.10) $   (0.11) $   (0.14) $   (0.24)
                                              =========  =========  =========  =========

  The computation of diluted net loss per share for the quarter ended September 30, 2002 excluded the impact of all outstanding options to purchase 58,227,581 shares of Common Stock and 3,613,705 shares of Common Stock subject to repurchase, as the impact would be antidilutive. The computation of diluted net loss per share for the quarter ended September 30, 2001 excluded the impact of all outstanding options to purchase 49,507,649 shares of Common Stock and 4,318,087 shares of Common Stock subject to repurchase, as the impact would be antidilutive.

  The computation of diluted net loss per share for the six months ended September 30, 2002 excluded the impact of all outstanding options to purchase 58,448,316 shares of Common Stock and 3,536,165 shares of Common Stock subject to repurchase, as the impact would be antidilutive. The computation of diluted net loss per share for the six months ended September 30, 2001 excluded the impact of all outstanding options to purchase 43,263,222 shares of Common Stock and 4,471,101 shares of Common Stock subject to repurchase, as the impact would be antidilutive.

  The impact of converting 13,997,760 shares of Common Stock from outstanding Convertible Notes issued in 2000 was not included for any periods in diluted net loss per share, because the assumed conversion would be antidilutive.

  COMPREHENSIVE INCOME (LOSS) - The Company follows Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign translation adjustments, which have been included in stockholders' equity and excluded from net income, to be included in comprehensive income. For the three months ended September 30, 2002, total comprehensive loss was approximately $21.1 million compared to comprehensive loss of approximately $6.7 million for the same period last year. For the six months ended September 30, 2002, total comprehensive loss was approximately $5.4 million compared to comprehensive loss of approximately $35.1 million for the same period last year.

  RECENT PRONOUNCEMENTS - On April 1, 2002, the Company adopted SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. As required by SFAS 142, the Company discontinued amortizing the remaining balances of goodwill beginning April 1, 2002. All remaining and future acquired goodwill will be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. All other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Upon adoption of the new business combination rules under SFAS 141, assembled workforce no longer meets the definition of an identifiable intangible asset. As a result, the net balance of $3.1 million has been reclassified to goodwill in the first quarter of fiscal 2003. See further discussion under Note 8 "Goodwill and Other Intangible Assets." In connection with the transitional goodwill impairment evaluation under SFAS 142, the Company has completed a goodwill review as of the date of adoption - April 1, 2002 and found no impairment.

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

  In November 2001, the FASB issued an announcement on the topic of "Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred" (the Announcement). The Announcement requires companies to characterize reimbursements received for out of pocket expenses incurred as revenues in the income statement. The Company adopted the Announcement in the quarter ended March 31, 2002. Historically, the Company has netted reimbursements received for out of pocket expenses against the related expenses in the accompanying consolidated statements of operations. The adoption of the Announcement had no impact on the Company's gross margin or net loss but increased its consulting and support revenues and cost of consulting and support revenues by approximately $265,000 for the six months ended September 30, 2002. The adoption of the Announcement did not have a material impact on the Company's financial position, results of operations or cash flows and, accordingly, the Company did not reclassify prior period results.

  In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue (EITF) No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

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

  STOCK REPURCHASE - In April 2001, the Company's Board of Directors authorized the repurchase of 20.0 million shares of the Company's Common Stock from time to time in the open market. The Company repurchased 1.5 million shares of its Common Stock for total cash outlay of approximately $17.3 million for the six months ended September 30, 2002. As of September 30, 2002, the Company had repurchased approximately 9.7 million shares of its Common Stock under this program for an aggregate cost of approximately $113.0 million. Repurchases help offset dilution from stock issued under our stock option and stock purchase plans. The timing and size of any future stock repurchases are subject to market conditions, stock prices, the Company's cash position and other cash requirements going forward.

  ACQUISITION - On July 22, 2002, the Company completed the acquisition of NeuVis Inc. (NeuVis). The results of NeuVis' operations have been included in the consolidated financial statements since that date. NeuVis was a privately held provider of an e-business rapid application development (RAD) platform for agile, enterprise-class applications. As a result of the acquisition, the technology of NeuVis will assist the Company's current products to support the major industry Integrated Development Environments (IDEs), such as those from Microsoft and IBM. Under the terms of the agreement and plan of reorganization, the Company acquired 100% of the outstanding shares of capital stock of NeuVis in exchange for approximately $22.0 million of cash, $2.3 million in assumed net liabilities and transaction related costs, and 707,876 shares of Rational restricted Common Stock valued at $5.9 million. The value of the shares issued was determined based on the average market price of Rational's common shares over the ten-day period ending two days prior to the closing date of the acquisition.

  The total purchase price of NeuVis was approximately $30.2 million and allocated based on an independent appraisal as follows (in thousands):

Acquired developed technology                 $  11,998
Acquired in-process research and development
  (IPR&D)                                         4,524
Acquired goodwill                                10,634
Deferred stock-based compensation on unvested
  restricted Common Stock                         5,932
Net deferred tax liability                       (2,907)
                                               ---------
  Total purchase price                        $  30,181
                                               =========

  The purchase price allocation resulted in a $4.5 million charge related to the value of acquired IPR&D in the quarter ended September 30, 2002. The value of acquired IPR&D represents the appraised value of technology in the development stage that had not yet reached economic and technological feasibility. In reaching this determination, the Company used a present value net income approach, which computed the fair value of the subject asset based on a discounted cash flow analysis rate on the anticipated income stream of the related product revenues and considered, among other factors, the stage of development of each product, the time and resources needed to complete each product, and expected income and associated risks. The Company also used the present value net income method to allocate values to developed technology. The rates utilized to discount the cash flows to their present value were based on an estimated weighted average cost of capital calculation. Due to the nature of the forecast and the risks associated with the projected growth and profitability of the developmental projects, discount rates of 30% and 20% were considered appropriate for IPR&D and developed technology, respectively. The deferred stock-based compensation, which relates to the intrinsic value of unvested restricted stock issued in the acquisition, is presented as a reduction of stockholders' equity and is being amortized over the two-year vesting period using the straight-line method. The acquired developed technology is being amortized on a straight-line basis over a period of three years, which is the estimated useful life of the acquired technology. The $10.6 million of acquired goodwill will not be amortized but rather subject to impairment reviews annually or earlier if indicators of potential impairment exist. The acquired goodwill is not expected to be deductible for tax purposes.

  The Company incorporated a plan effective at the date of the acquisition with respect to involuntary termination of certain NeuVis employees whose responsibilities were redundant or not deemed necessary. The plan was initiated and completed as of September 30, 2002. Total severance pay of approximately $0.7 million was included in the purchase price allocation.

  The following table presents unaudited pro forma consolidated results for the Company assuming the acquisition of NeuVis had been consummated on April 1, 2001. The pro forma results have been adjusted to exclude the charges of IPR&D recorded in the second quarter of fiscal 2003 and include amortization of deferred stock-based compensation and amortization of purchased intangibles. This information may not necessarily be indicative of the future combined results of operations of the Company (in thousands, except per share amounts).

                                                 Three Months Ended       Six Months Ended
                                                    September 30,          September 30,
                                               -----------------------  --------------------
                                                 2002         2001        2002       2001
                                               ---------  ------------  ---------  ---------

Revenues                                      $ 154,551  $    163,853  $ 307,034  $ 340,052
Net loss                                        (15,928)      (27,270)   (34,116)   (56,885)
Basic and diluted net loss per share              (0.08)        (0.14)     (0.18)     (0.29)

  GOODWILL AND OTHER INTANGIBLE ASSETS - On April 1, 2002, the Company adopted SFAS 142 and as a result will no longer amortize goodwill, but will test it for impairment annually or earlier if indicators of potential impairment exist.

  For comparative purposes, the pro forma adjusted net loss per share excluding amortization of goodwill and assembled workforce is as follows (in thousands, except per share amounts):

                                                Three Months Ended       Six Months Ended
                                                  September 30,            September 30,
                                              -----------------------  ---------------------
                                                 2002         2001        2002       2001
                                              -----------  ----------  ----------  ---------

Net loss                                     $   (19,363) $  (21,630) $  (25,847) $ (46,438)
Add back SFAS 142 adjustments:
  Amortization of goodwill, net of tax               ---      16,782         ---     33,615
  Amortization of assembled workforce,
    net of tax                                       ---         547         ---      1,094
                                              -----------  ----------  ----------  ---------
Adjusted net loss                            $   (19,363) $   (4,301) $  (25,847) $ (11,729)
                                              ===========  ==========  ==========  =========

Basic and diluted net loss per share         $     (0.10) $    (0.11) $    (0.14) $   (0.24)
Add back SFAS 142 adjustments:
  Amortization of goodwill, net of tax               ---        0.09         ---       0.17
  Amortization of assembled workforce,
    net of tax                                       ---         ---         ---       0.01
                                              -----------  ----------  ----------  ---------
Pro forma adjusted basic and diluted
  net loss per share                         $     (0.10) $    (0.02) $    (0.14) $   (0.06)
                                              ===========  ==========  ==========  =========

                                                      Fiscal Years Ended
                                                           March 31,
                                              -----------------------------------
                                                 2002         2001        2000
                                              -----------  ----------  ----------

Net income (loss)                            $   (75,948) $   72,144  $   85,314
Add back SFAS 142 adjustments:
  Amortization of goodwill, net of tax            66,981      21,641       3,900
  Amortization of assembled workforce,
    net of tax                                     2,184         552          71
                                              -----------  ----------  ----------
Adjusted net income (loss)                   $    (6,783) $   94,337  $   89,285
                                              ===========  ==========  ==========

Basic  net income (loss) per share           $     (0.39) $     0.38  $     0.49
Add back SFAS 142 adjustments:
  Amortization of goodwill, net of tax              0.34        0.12        0.02
  Amortization of assembled workforce,
    net of tax                                      0.01         ---         ---
                                              -----------  ----------  ----------
Pro forma adjusted basic net income (loss)
  per share                                  $     (0.04) $     0.50  $     0.51
                                              ===========  ==========  ==========

Diluted net income (loss) per share          $     (0.39) $     0.35  $     0.45
Add back SFAS 142 adjustments:
  Amortization of goodwill, net of tax              0.34        0.11        0.02
  Amortization of assembled workforce,
    net of tax                                      0.01         ---         ---
                                              -----------  ----------  ----------
Pro forma adjusted diluted net income (loss)
  per share                                  $     (0.04) $     0.46  $     0.47
                                              ===========  ==========  ==========

  The following table provides a summary of the carrying amount of goodwill which includes amounts originally allocated to assembled workforce (in thousands):

                                              September 30,   March 31,
                                                  2002           2002
                                              -------------   ----------

Gross carrying amount of goodwill            $     293,187   $  274,727
Gross carrying amount of assembled workforce
  reclassified to goodwill                             ---        7,825
                                              -------------   ----------
Adjusted gross carrying amount
  of goodwill                                      293,187      282,552
Accumulated amortization of goodwill               (96,858)     (92,103)
Accumulated amortization of assembled
  workforce reclassified to goodwill                   ---       (4,755)
                                              -------------   ----------
Net carrying amount of goodwill              $     196,329   $  185,694
                                              =============   ==========

  The following tables provide a summary of the carrying amount of other intangible assets that will continue to be amortized and excludes amounts originally allocated to assembled workforce (in thousands):

                                                       September 30, 2002
                                              -----------------------------------
                                                 Gross                    Net
                                               Carrying    Accumulated  Carrying
                                                Amount     Amortization  Amount
                                              -----------  ----------  ----------
Acquired developed and core technology       $    64,713  $  (27,108) $   37,605
Acquired contract                                  9,299      (5,166)      4,133
Acquired customer list and trade name              3,989      (1,895)      2,094
                                              -----------  ----------  ----------
   Total                                     $    78,001  $  (34,169) $   43,832
                                              ===========  ==========  ==========

                                                           March 31, 2002
                                              -----------------------------------
                                                 Gross                    Net
                                               Carrying    Accumulated  Carrying
                                                Amount     Amortization  Amount
                                              -----------  ----------  ----------
Acquired developed and core technology       $    52,714  $  (18,776) $   33,938
Acquired contract                                  9,299      (3,616)      5,683
Acquired customer list and trade name              3,989      (1,274)      2,715
                                              -----------  ----------  ----------
   Total                                     $    66,002  $  (23,666) $   42,336
                                              ===========  ==========  ==========

  Amortization expense (before tax) related to intangible assets was approximately $5.6 million and $6.3 million for the three-month periods ended September 30, 2002 and 2001, respectively. Amortization expense (before tax) related to intangible assets was approximately $10.5 million and $11.3 million for the six-month periods ended September 30, 2002 and 2001, respectively.

  The total expected future amortization related to other intangible assets is provided in the table below (in thousands):

                                                Future Amortization
                                              -----------------------
                                                             Net of
                                                 Gross     Estimated
                Fiscal Year                     Amount     Tax Benefit
               -------------                  -----------  ----------

Remainder of 2003 (6 months)                 $    11,840  $    7,104
2004                                              21,357      12,814
2005                                               8,288       4,973
2006                                               2,347       1,408
                                              -----------  ----------
  Total                                      $    43,832  $   26,299
                                              ===========  ==========

  RESTRUCTURING AND OTHER CHARGES

  Fiscal 2003 restructuring and other charges

  In July 2002, the Company announced a restructuring program related to the cessation of selected development activities associated with the Company's hosted development services. The restructuring included a workforce reduction, impairment of unused software, and termination of third party contracts. As a result of the restructuring program, the Company recorded approximately $4.1 million of restructuring related charges, which were classified within operating expenses in the quarter ended September 30, 2002. The restructuring program resulted in the reduction of 47 employees within the hosted development services group. The workforce reductions started in July 2002 and the employment of a majority of the affected employees was terminated in the quarter ended September 30, 2002. The Company recorded a workforce reduction charge of approximately $1.3 million primarily relating to severance and fringe benefits. As a result of the restructuring program, certain software in the hosted development services will have no future value as the Company has discontinued related development activities. The Company recorded a restructuring charge of approximately $0.5 million relating to the impairment of these assets. The Company also recorded a charge of approximately $2.3 million relating to payments to third parties to terminate contractual agreements associated with the hosted development services.

  A summary of these restructuring costs is outlined as follows (in thousands):

                                                         Termination
                                           Impairment of   of Other
                                Workforce     Unused     Third-Party
                                Reduction    Software     Agreements     Total
                                ---------  ------------  ------------  ---------
Provision recorded at
  restructuring                $   1,328  $        458  $      2,342  $   4,128
Non-cash charges                     ---          (458)         (442)      (900)
Cash payments                       (872)          ---        (1,602)    (2,474)
                                ---------  ------------  ------------  ---------
Balance, September 30, 2002    $     456  $        ---  $        298  $     754
                                =========  ============  ============  =========

  The Company had substantially completed the implementation of this restructuring program as of September 30, 2002. Remaining cash expenditures will be paid through January 2003.

  In addition, in the quarter ended September 30, 2002, the Company recorded an increase of $6.1 million in other charges as a result of updating the Company's estimates associated with unused facilities related to merger and integration activities and other facilities commitments previously provided for. This adjustment reflects the continued weakness in lease rates and sublease activities, which resulted in changes regarding estimated vacancy periods and sublease income. The Company anticipates that it will take approximately 15 to 19 months to sublease the remaining vacated properties. No payments have been made on this charge as of September 30, 2002.

  Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2012. The Company estimated additional lease costs for unused facilities based on currently available commercial rates. The actual loss incurred on these facilities could exceed the Company's estimates.

  Fiscal 2002 restructuring and other charges

  In April 2001, the Company announced a restructuring program to focus the Company's efforts towards concentrating on its strongest opportunities, reducing operating expenses, and improving allocation of resources. The restructuring included a worldwide workforce reduction, consolidation of excess facilities and restructuring of certain business functions. As a result of the restructuring program, the Company recorded restructuring costs of approximately $17.3 million, which were classified within operating expenses in the quarter ended June 30, 2001. The restructuring program resulted in the reduction of approximately 500 employees across all business functions and geographic regions. The worldwide workforce reductions started in April 2001 and employees were terminated in the quarter ended June 30, 2001. The Company recorded a workforce reduction charge of approximately $10.1 million relating primarily to severance and fringe benefits. The consolidation of excess facilities included the closure of certain corporate facilities and sales offices related to business activities that have been exited. The Company recorded a restructuring charge of approximately $3.7 million for excess facilities relating primarily to lease termination fees and non- cancelable lease costs. The Company also recorded other charges of approximately $3.5 million relating primarily to payments to third parties to terminate contractual agreements as a result of the restructuring program. In the quarter ended September 30, 2002, the Company recorded an increase of $2.2 million relating to the consolidation of excess facilities, as a result of updating the Company's estimates associated with unused facilities. This adjustment reflects the continued weakness in lease rates and sublease activities, which resulted in changes regarding estimated vacancy periods and sublease income. The Company anticipates that it will take approximately 7 to 15 months to sublease the remaining vacated properties.

  A summary of these restructuring costs is outlined as follows (in thousands):

                                                         Termination
                                           Consolidation   of Other
                                Workforce   of Excess    Third-Party
                                Reduction   Facilities    Agreements     Total
                                ---------  ------------  ------------  ---------
Provision recorded at
  restructuring                $  10,149  $      3,719  $      3,463  $  17,331
Non-cash charges                     ---           ---          (856)      (856)
Cash payments                     (9,912)       (1,268)       (2,607)   (13,787)
                                ---------  ------------  ------------  ---------
Balance, March 31, 2002              237         2,451           ---      2,688
Cash payments                       (224)         (559)          ---       (783)
                                ---------  ------------  ------------  ---------
Balance, June 30, 2002                13         1,892           ---      1,905
Change in estimate                   ---         2,162           ---      2,162
Cash payments                        (13)         (556)          ---       (569)
                                ---------  ------------  ------------  ---------
Balance, September 30, 2002    $     ---  $      3,498  $        ---  $   3,498
                                =========  ============  ============  =========

  The Company had substantially completed the implementation of this restructuring program as of September 30, 2002. Amounts related to the net lease expenses due to the consolidation of facilities will be paid over the respective lease terms through fiscal 2006. The Company's estimated costs to exit these facilities are based on available commercial rates. The actual loss incurred in exiting these facilities could exceed the Company's estimates.

  COMMITMENTS AND CONTINGENCIES

Letters of credit. The Company assumed a letter of credit with IBM totaling $1,985,823 in connection with the Catapulse acquisition in fiscal 2001. As part of a strategic business alliance between Catapulse and IBM, IBM agreed to provide services to Catapulse in exchange for an upfront payment of $1,237,477 related to development work through December 31, 2001, and monthly recurring fees of approximately $425,000 commencing upon IBM's completion of the development work and continuing till December 31, 2003. The upfront payment of $1,237,477 was paid during fiscal 2001 and the monthly recurring fees are related to ongoing services to be provided by IBM. The Company terminated this relationship with IBM in August 2002. In connection with such termination, the Company paid IBM a termination fee of approximately $828,000, in addition to the monthly recurring fees for services through August 2002. The Company also paid a fee of approximately $153,000 for other related services performed by IBM prior to the termination. The letter of credit with IBM was terminated upon termination of this relationship and payment of the termination charges.

On July 3, 2001, a purported derivative lawsuit, entitled Krim v. Levy, et al., No. CV799591 (Supr. Ct. Santa Clara Cty.), was filed. Defendants' demurrer to the complaint was sustained with leave to amend on September 18, 2001. An amended complaint was filed on September 24, 2001. The complaint names as defendants the Company's Board of Directors and certain unnamed persons. The Company is a nominal defendant. The complaint alleges that defendants breached their fiduciary duties to the Company by deciding to invest in and to purchase Catapulse, Inc. The complaint seeks various equitable remedies and compensatory and special damages in unspecified amounts plus legal fees and costs from the defendants. The Court held a hearing on January 14, 2002 regarding the defendants' demurrer to the amended complaint. On January 22, 2002, the Court issued an order overruling defendants' demurrer. On September 18, 2002, the parties signed a Stipulation of Settlement that is subject to court approval. The terms of the settlement include a $2.675 million payment, $1 million of which is being funded by the Company's Directors and Officers insurance carriers, and the Company's agreement to adopt certain corporate governance procedures and controls. A hearing to approve the settlement and to dismiss the action with prejudice is currently scheduled for November 19, 2002.

From time to time, the Company is subject to legal claims. Historically, the cost of resolution of these claims has not been significant. However, any adverse outcome of current or future lawsuits against the Company may result in a material adverse effect on the Company's financial condition.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include without limitation statements regarding the following: our expectation that we will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002; our belief and expectations that the technology of NeuVis, Inc. will assist our current products to support major industry IDEs; our expectations regarding the nondeductibility of acquired goodwill for tax purposes; our beliefs and expectations regarding the cost of consolidating excess facilities and time to sublease vacated properties; our expectations regarding the entry of the settlement in the Krim litigation; our expectations and beliefs regarding the merits of and outcome of legal proceedings and litigation matters; our beliefs and expectations regarding international sales and our revenues; our belief that expected cash flow from operations, existing cash, cash equivalents and short- term investments will be sufficient to meet our cash requirements; our beliefs regarding the relationship of our service revenues to our license revenues; our beliefs and expectations regarding our future growth and financial performance; our beliefs and expectations regarding broad market acceptance of off-the-shelf products; our beliefs and expectations regarding the development of industry standards; our beliefs and expectations regarding the development of our industry and the market for our products and services, including usage in the Internet and intranet environments; our beliefs regarding product-development investments; our beliefs and expectations regarding competition and our ability to compete including the elements on which we compete; our beliefs and expectations regarding hiring and retaining qualified individuals and the efforts and abilities of senior management personnel; our beliefs and expectations regarding our future revenue growth and our ability to expand our direct sales force and maintain a high level of consulting, training and customer support; our beliefs and expectations regarding our development, distribution and marketing strategies and our strategic relationships; our beliefs and expectations regarding errors or defects in our products; our beliefs and expectations regarding the scope of United States patent protection; our beliefs and expectations regarding infringement claims; our beliefs and expectations regarding financial and strategic benefits of past and future acquisitions; and our beliefs and expectations regarding foreign currency exchange rate and interest rate risks. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. These risks and uncertainties include without limitation those identified in the section of this quarterly report on Form 10-Q entitled "Factors That May Affect Future Results" below. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report on Form 10-Q.

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

Comparative Analysis of Operating Results for the Three and Six Months Ended September 30, 2002 and September 30, 2001

Revenues

Total revenues for the three- and six-month periods ended September 30, 2002 decreased 6% and 10%, respectively, from the corresponding prior year periods.

Net product revenues. Net product revenues for the three- and six-month periods ended September 30, 2002 decreased 15% and 22%, respectively, from the corresponding prior year periods. The decrease in product revenues was a result of reduced sales across the majority of our products due primarily to the slowdown in the economy and reduced spending on information technology by our customers.

Consulting and support revenues. Consulting and support revenues for the three- and six-month periods ended September 30, 2002 increased 2% and 1%, respectively, from the corresponding prior year periods. The net increase in consulting and support revenues was a result of increased renewals of our customer support arrangements offset by a decrease in consulting revenues.

International sales. Revenues from international product sales and consulting and support accounted for 51% and 49%, respectively, of total revenues for the three- and six-month periods ended September 30, 2002 compared to 44% and 43%, respectively, for the comparable prior year periods. We expect international sales to continue to account for a major portion of total revenues in future periods, although the percentage of international revenues could fluctuate from period to period due to economic or other factors in international regions. Our international sales are priced principally in local currencies. We enter into short-term forward currency contracts to hedge against the impact of foreign currency exchange rate fluctuations on balance sheet exposures denominated in currencies other than the local, or "functional," currency of our subsidiaries or us. The total amount of these contracts is approximately offset by the underlying assets and liabilities denominated in non-functional currencies and such contracts are carried at fair market value. The associated gains and losses were not material to our results of operations in any period presented.

Cost of Revenues

Cost of product revenues. Cost of product revenues consists principally of materials, packaging and freight, amortization of purchased technology, and royalties. Cost of product revenues for the three- and six-month periods ended September 30, 2002 decreased 9% and increased 3%, respectively, from the corresponding prior year periods. These costs represented 18% and 17%, respectively, of net product revenues for the three- and six- month periods ended September 30, 2002, compared to 17% and 13%, respectively, of net product revenues for the corresponding prior year periods. The decrease for the three-month period ended September 30, 2002 in cost of product revenues from the corresponding period in the prior year was primarily a result of decreased product material costs associated with reduced product revenues. The increase for the six-month period ended September 30, 2002 in cost of product revenues from the corresponding period in the prior year was primarily a result of increased amortization of purchased intangibles and royalty costs, offset by decreased product material costs. The increase in cost of product revenues as a percentage of product revenues was primarily a result of decreased product revenues.

Cost of consulting and support revenues. Cost of consulting and support revenues consists principally of personnel costs for training, consulting, and customer support. Cost of consulting and support revenues for the three- and six-month periods ended September 30, 2002 decreased 6% and 10%, respectively, from the corresponding prior year periods. These costs represented 19% of total consulting and support revenues for both the three- and six-month periods ended September 30, 2002 compared to 20% and 21%, respectively, for the corresponding prior year periods. The decrease in cost of consulting and support revenues was primarily a result of a decrease in consulting revenues for the same periods. The decrease in cost of consulting and support revenues as a percentage of total consulting and support revenues was due primarily to an increased mix of higher margin support revenues versus lower margin consulting revenues.

Operating Expenses

Research and development. Research and development expenses for the three- and six-month periods ended September 30, 2002 decreased 5% and 9%, respectively, from the corresponding prior year periods. These costs represented 27% of total revenues for both the three- and six-month periods ended September 30, 2002 compared to 26% and 27%, respectively, of total revenues for the corresponding prior year periods. The period over period decrease in expenditures for research and development was primarily related to reduced spending on outside consultants and decreased headcount related costs as a result of cost control measures.

Sales and Marketing. Sales and marketing expenses for the three- and six-month periods ended September 30, 2002 decreased 3% and 5%, respectively, from the corresponding prior year periods. These costs represented 45% of total revenues for both the three- and six-month periods ended September 30, 2002 compared to 44% and

43% of total revenues for the corresponding prior year periods. The decrease in expenditures for sales and marketing was primarily due to decreased headcount related costs as a result of cost control measures.

General and administrative. General and administrative expenses for the three and six-month periods ended September 30, 2002 decreased 15% and 14%, respectively, from the corresponding prior year periods. These costs represented 7% of total revenues for both the three- and six-month periods ended September 30, 2002 compared to 8% of total revenues for the corresponding prior year periods. The period over period decrease in general and administrative expenses resulted primarily from lower bad debt expenses recorded in the three and six-month periods ended September 30, 2002 compared to corresponding prior year periods.

Amortization of goodwill, purchased intangibles, and deferred stock-based compensation. In the second quarter of fiscal 2003, we acquired NeuVis Inc. (NeuVis) and recorded goodwill and purchased intangibles. (See Note 7 of Notes to Condensed Consolidated Financial Statements for additional information related to the NeuVis acquisition). In the fourth quarter of fiscal 2001, we acquired Attol Testware and the remaining outstanding shares of Catapulse not already owned by Rational, both of which were accounted for under the purchase method of accounting. Accordingly, we recorded goodwill and purchased intangibles representing the excess of the purchase price paid over the fair value of the net assets acquired. In fiscal 2000, we acquired ObjecTime Limited, which was also accounted for under the purchase method of accounting. Also as part of NeuVis acquisition, we recorded approximately $5.9 million of deferred stock-based compensation relating to the restricted stock issued. In the acquisitions of Attol Testware and the remaining outstanding shares of Catapulse in fiscal 2001, we recorded approximately $295.0 million of deferred stock-based compensation relating to the unvested stock options and restricted stock assumed in the acquisitions. In fiscal 2000, in connection with the grant of certain stock options to employees of Catapulse, the results of which were consolidated with Rational's results, we recorded deferred stock-based compensation of approximately $3.0 million representing the difference between the deemed fair value of the Common Stock for accounting purposes and the exercise price of these options at the date of grant. Amortization of goodwill and purchased intangibles was approximately $0.3 million and $0.6 million, respectively, for the three- and six-month periods ended September 30, 2002 compared to approximately $18.1 million and $36.1 million for the corresponding prior year periods. The period over period decrease was primarily due to the adoption of Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets," which ceased the amortization of goodwill beginning April 1, 2002. (See Note 8 of Notes to Condensed Consolidated Financial Statements for additional information related to SFAS 142.) Amortization of deferred stock-based compensation was approximately $18.5 million and $36.6 million, respectively, for the three- and six-months ended September 30, 2002 compared to $18.0 million and $36.2 million, respectively, for the corresponding prior year periods.

Charges for acquired in-process research and development. In connection with the acquisition of NeuVis, we allocated $4.5 million of the total purchase price to charges for acquired in-process research and development (IPR&D) in the quarter ended September 30, 2002 (see Note 7 of Notes to Consolidated Financial Statements).

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

At the acquisition date, NeuVis was a privately held provider of an e-business rapid application development (RAD) platform for agile, enterprise-class applications. The projects under development at the valuation date represented Neuvis' next- generation e-business development platform, the features of which involved significant technological risks and were not developed at the time of acquisition. The technologies under development were approximately 60% complete.

We allocated values to IPR&D based on the stage of development of each product, the time and resources needed to complete each product, and the expected income and associated risks. The value assigned to acquired IPR&D was determined by estimating the costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from those products, and discounting the net cash flows to their present value. The revenue projection used to value the IPR&D was based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by NeuVis and its competitors. The resulting net cash flows from such products are based on management's estimates of cost of sales, operating expenses, and income taxes from such products.

Aggregate revenues for the developmental NeuVis products were estimated to grow based on forecasted sales for the three years following introduction, assuming the successful completion and market acceptance of the major

R&D programs. The estimated revenues for the in-process projects were expected to peak within three years of acquisition and then decline as other new products and technologies are expected to enter the market.

The rate utilized to discount the net cash flows to their present value was based on an estimated weighted average cost of capital calculation. Due to the nature of the forecast and the risks associated with the projected growth and profitability of the developmental projects, a discount rate of 30% was considered appropriate for the IPR&D. This discount rate was consistent with the implied transaction discount rate and aggressiveness of the projected financial statements.

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

Restructuring and other charges.

Fiscal 2003 restructuring and other charges

In July 2002, we announced a restructuring program related to the cessation of selected development activities associated with our hosted development services. The restructuring included a workforce reduction, impairment of unused software, and termination of third party contracts. As a result of the restructuring program, we recorded approximately $4.1 million restructuring related charges, which were classified within operating expenses in the quarter ended September 30, 2002.

Workforce reduction - The restructuring program resulted in the reduction of 47 employees within the hosted development services group. We recorded a workforce reduction charge of approximately $1.3 million primarily relating to severance and fringe benefits. The workforce reductions started in July 2002 and the employment of a majority of the affected employees was terminated in the quarter ended September 30, 2002.

Impairment of unused software - As a result of the restructuring program, certain software in the hosted development services will have no future value as we have discontinued related development activities. We recorded a restructuring charge of approximately $0.5 million relating to the impairment of these assets.

Termination of other third-party agreements - We also recorded a charge of approximately $2.3 million relating to payments to third parties to terminate contractual agreements associated with the hosted development services.

A summary of these restructuring charges is outlined as follows (in thousands):

                                                         Termination
                                           Impairment of   of Other
                                Workforce     Unused     Third-Party
                                Reduction    Software     Agreements     Total
                                ---------  ------------  ------------  ---------
Provision recorded at
  restructuring                $   1,328  $        458  $      2,342  $   4,128
Non-cash charges                     ---          (458)         (442)      (900)
Cash payments                       (872)          ---        (1,602)    (2,474)
                                ---------  ------------  ------------  ---------
Balance, September 30, 2002    $     456  $        ---  $        298  $     754
                                =========  ============  ============  =========

We had substantially completed the implementation of this restructuring program as of September 30, 2002. Remaining cash expenditures will be paid through January 2003.

In addition, in the quarter ended September 30, 2002, we recorded an increase of $6.1 million in other charges as a result of updating our estimates associated with unused facilities related to merger and integration activities and other facilities commitments previously provided for. This adjustment reflects the continued weakness in lease rates and sublease activities, which resulted in changes regarding estimated vacancy periods and sublease income. We anticipate that it will take approximately 15 to 19 months to sublease the remaining vacated properties. No payments have been made on this charge as of September 30, 2002. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2012.

We estimated additional lease costs for unused facilities based on currently available commercial rates. The actual loss incurred on these facilities could exceed our estimates.

Fiscal 2002 restructuring and other charges

In April 2001, we announced a restructuring program to focus our efforts towards concentrating on our strongest opportunities, reducing operating expenses, and improving allocation of resources. The restructuring included a worldwide workforce reduction, consolidation of excess facilities and restructuring of certain business functions. As a result of the restructuring program, we recorded restructuring costs of approximately $17.3 million, which were classified within operating expenses in the quarter ended June 30, 2001.

Worldwide work force reduction - The restructuring program resulted in the reduction of approximately 500 employees across all business functions and geographic regions. The worldwide workforce reductions started in April 2001 and the employment of the affected employees was terminated in the quarter ended June 30, 2001. We recorded a workforce reduction charge of approximately $10.1 million relating primarily to severance and fringe benefits.

Consolidation of excess facilities - The consolidation of excess facilities included the closure of certain corporate facilities and sales offices related to business activities that have been exited. We recorded a restructuring charge of approximately $3.7 million for excess facilities relating primarily to lease termination fees and non-cancelable lease costs.

Termination of other third-party agreements - We also recorded other charges of approximately $3.5 million relating primarily to payments to third parties to terminate contractual agreements as a result of the restructuring program.

In the quarter ended September 30, 2002, we recorded an increase of $2.2 million relating to the consolidation of excess facilities, as a result of updating our estimates associated with unused facilities. This adjustment reflects the continued weakness in lease rates and sublease activities, which resulted in changes regarding estimated vacancy periods and sublease income. We anticipate that it will take approximately 7 to 15 months to sublease the remaining vacated properties.

A summary of these restructuring costs is outlined as follows (in thousands):

                                                         Termination
                                           Consolidation   of Other
                                Workforce   of Excess    Third-Party
                                Reduction   Facilities    Agreements     Total
                                ---------  ------------  ------------  ---------
Provision recorded at
  restructuring                $  10,149  $      3,719  $      3,463  $  17,331
Non-cash charges                     ---           ---          (856)      (856)
Cash payments                     (9,912)       (1,268)       (2,607)   (13,787)
                                ---------  ------------  ------------  ---------
Balance, March 31, 2002              237         2,451           ---      2,688
Cash payments                       (224)         (559)          ---       (783)
                                ---------  ------------  ------------  ---------
Balance, June 30, 2002                13         1,892           ---      1,905
Change in estimate                   ---         2,162           ---      2,162
Cash payments                        (13)         (556)          ---       (569)
                                ---------  ------------  ------------  ---------
Balance, September 30, 2002    $     ---  $      3,498  $        ---  $   3,498
                                =========  ============  ============  =========

We had substantially completed the implementation of this restructuring program as of September 30, 2002. Amounts related to the lease expenses, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2006. Our estimated costs to exit these facilities are based on currently available commercial rates. The actual loss incurred in exiting these facilities could exceed our estimates.

Other Income, net

Other income, net consists primarily of interest income, interest expense, and gains and losses due to fluctuations in currency exchange rates. Other income, net has fluctuated as a result of the amount of cash available for investment in interest-bearing instruments and from fluctuations in currency exchange rates. Other income, net decreased 83% and 68%, respectively, for the three- and six-month periods ended September 30, 2002 from the corresponding prior year periods. The current year decrease was due primarily to lower interest income as a result of lower interest rates.

Income Taxes

The effective income tax rate benefit was 38% and 41%, respectively, for the three- and six-month periods ended September 30, 2002 compared to 21% and 24%, respectively, for the corresponding prior year periods. The changes in our effective tax rate were primarily due to the nondeductibility of certain accounting charges associated with our merger and acquisition activities. Excluding certain merger and acquisition related charges, our effective rates were 28% for both the three- and six-month periods ended September 30, 2002 and 30% for both the three- and six-month periods ended September 30, 2001. The benefit from income taxes for the three- and six-month periods ended September 30, 2002 and 2001 differ from the benefit from income taxes computed at the federal statutory income tax rate due primarily to the impact of nondeductible merger and acquisition charges and foreign and state income taxes offset by earnings permanently reinvested in offshore operations and research credits.

Liquidity and Capital Resources

At September 30, 2002, we had cash, cash equivalents, and short-term investments of $1.0 billion and working capital of $841.7 million. Net cash provided by operating activities for the six months ended September 30, 2002 was composed primarily of the net loss plus noncash charges for acquired in-process research and development, depreciation and amortization, tax benefits from employee stock plans, compensation expenses related to stock options, decreases in accounts receivable, prepaid expenses, and other assets. These were offset primarily by decreases in accounts payable, accrued employee benefits and other accrued expenses, income taxes payable, accrued merger and integration expenses, deferred revenue, and net deferred tax liability. Net cash used in investing activities resulted primarily from a business acquisition, a net increase in short-term investments, and capital expenditure purchases. Net cash used in financing activities resulted primarily from cash used to repurchase our Common Stock, offset by net proceeds received from issuance of Common Stock under the employee stock plans and net proceeds received from reissuance of treasury stock under employee stock plans.

In April 2001, our Board of Directors authorized the repurchase of 20.0 million shares of our Common Stock from time to time in the open market. We repurchased 1.5 million shares of our Common Stock for total cash outlay of approximately $17.3 million for the six months ended September 30, 2002. As of September 30, 2002, we had repurchased approximately 9.7 million shares of our Common Stock under this program for an aggregate cost of approximately $113.0 million. Repurchases help offset dilution from stock issued under our stock option and stock purchase plans. The timing and size of any future stock repurchases are subject to market conditions, stock prices, our cash position, and other cash requirements going forward.

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

Although we experienced growth in revenues in years prior to the year ended March 31, 2002, there can be no assurance that, in the future, we will again achieve or maintain revenue growth or be profitable on a quarterly or annual basis. Nor can there be any assurance that, in the future, we will meet investors' or securities analysts' expectations. . The revenues and operating results experienced by us in recent quarters are not necessarily indicative of future results. As a result of the factors described above and other factors, our operating results are subject to significant variation from quarter to quarter, and we believe that period-to-period comparisons of our results of operations are not necessarily useful. If our operating results do not support the prices of our Common Stock or Convertible Notes or are below investors' or securities analysts' expectations, the prices of our Common Stock and Convertible Notes could decline.

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

International sales accounted for approximately 51% and 49%, respectively, of our revenues for the three-and six- month periods ended September 30, 2002 compared to 44% and 43%, respectively, for the comparable prior year periods. We expect that international sales will continue to account for a significant portion of our revenues in future periods. In addition, international sales are subject to inherent risks, including:

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

Our development, marketing, and distribution strategies rely increasingly on our ability to form long-term strategic relationships with major software and hardware vendors, many of whom are substantially larger than us. These business relationships often consist of cooperative marketing programs, joint customer seminars, lead referrals, or joint development projects. For example, we are currently a party to relationships with Microsoft and IBM related to the use of our Rational XDE functionality in their platforms. Although certain aspects of some of these relationships are contractual in nature, many important aspects of these relationships depend on the continued cooperation of each party with us. Merger activity, such as the acquisitions of NeuVis, Catapulse, and Attol, may disrupt these relationships or activities, and some companies may reassess the value of their relationship with us as a result of such merger activity. Divergence in strategy or change in focus or competitive product offerings by any of these companies may interfere with our ability to develop, market, sell, or support our products, which in turn could harm our business. In addition, one or more of these companies may use the information they gain from their relationship with us to develop or market competing products or to develop the functionality of our products into their existing products.

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

We have acquired a number of businesses, technologies, and products, most recently in July 2002. If we fail to achieve the intended financial or strategic benefits of past and future acquisitions, including the acquisitions of NeuVis, Attol, and Catapulse, our operating results will suffer. For example, we recently ceased selected development activities relating to the technology developed by Catapulse. Acquisitions entail numerous risks, including:

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

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk, including changes in interest rates and currency exchange rates. To manage the volatility relating to these exposures, we employ established policies and procedures to manage our exposure to fluctuations in interest rates and changes in known or forecasted currency exchange rates. As of September 30, 2002 no significant changes concerning market risk have occurred since our Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

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

ITEM 4 - Controls and Procedures

  Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

  Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation by the Company's principal executive officer and principal financial officer, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

On July 3, 2001, a purported derivative lawsuit, entitled Krim v. Levy, et al., No. CV799591 (Supr. Ct. Santa Clara Cty.), was filed. Defendants' demurrer to the complaint was sustained with leave to amend on September 18, 2001. An amended complaint was filed on September 24, 2001. The complaint names as defendants the Company's Board of Directors and certain unnamed persons. The Company is a nominal defendant. The complaint alleges that defendants breached their fiduciary duties to the Company by deciding to invest in and to purchase Catapulse, Inc. The complaint seeks various equitable remedies and compensatory and special damages in unspecified amounts plus legal fees and costs from the defendants. The Court held a hearing on January 14, 2002 regarding the defendants' demurrer to the amended complaint. On January 22, 2002, the Court issued an order overruling defendants' demurrer. On September 18, 2002, the parties signed a Stipulation of Settlement that is subject to court approval. The terms of the settlement include a $2.675 million payment, $1 million of which is being funded by the Company's Directors and Officers insurance carriers, and the Company's agreement to adopt certain corporate governance procedures and controls. A hearing to approve the settlement and to dismiss the action with prejudice is currently scheduled for November 19, 2002.

From time to time, the Company is subject to legal claims. Historically, the cost of resolution of these claims has not been significant. However, any adverse outcome of current or future lawsuits against the Company may result in a material adverse effect on the Company's financial condition.

ITEM 4 - Submission of Matters to a Vote of Security Holders

On August 15, 2002 the Company held its annual meeting of stockholders. The following items were submitted to a vote of the stockholders:

  To elect two Class I members of the Board of Directors.

The results were as follows:

Election of Directors	Votes For	Votes Withheld

Michael T. Devlin	167,095,130	1,021,793
Leslie G. Denend	166,381,208	1,735,715

As a result, Mr. Devlin and Mr. Denend were re-elected as directors of the Company. Paul D. Levy, John E. Montague, and Allison R. Schleicher continue as members of the Board of Directors.
  To ratify the appointment of Ernst & Young LLP as the Company's independent auditors to examine the financial statements of the Company for the fiscal year ending March 31, 2003.

The results were as follows:

Votes

For	165,321,787

Against	2,143,407

Abstentions	651,729

Broker Non-Votes	0

This proposal was approved.

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

David J. Henshall
Vice President, Chief Financial Officer, Treasurer, and Secretary
(Principal Financial Officer and Chief Accounting Officer) November 14, 2002

CERTIFICATIONS

I, Michael T. Devlin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Rational Software Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

              Dated:     November 14, 2002             By: /s/ Michael T. Devlin
                                                          -----------------------
                                                           Michael T. Devlin
                                                           Chief Executive Officer

I, David J. Henshall, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Rational Software Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

              Dated:     November 14, 2002             By: /s/ David J. Henshall
                                                          ------------------------
                                                           David J. Henshall
                                                           Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
99.1	Certification of Chief Executive Officer and Chief Financial Officer