Form 10-Q
period 2002-12-31
RATIONAL SOFTWARE CORP
filed 2003-02-11
CIK 722056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002 or

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

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [  ],

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Shares Outstanding on January 31, 2003
Common Stock, par value $.01 per share	195,782,830

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
                                                              (unaudited)
                         ASSETS
            -------------------------------------
Current assets:
 Cash and cash equivalents.................................. $    424,016  $    374,158
 Short-term investments.....................................      621,133       586,225
 Accounts receivable, net of allowance for
   doubtful accounts of $5,269 at December 31,
   2002 and $6,149 at March 31, 2002........................      126,466       149,896
 Deferred income tax assets.................................       19,714        19,714
 Prepaid expenses and other assets..........................       18,316        24,525
                                                              ------------  ------------
        Total current assets................................    1,209,645     1,154,518
                                                              ------------  ------------
Property and equipment, at cost:
 Computer and office equipment..............................      147,188       136,048
 Office furniture...........................................       28,777        27,704
 Leasehold improvements.....................................       32,682        31,129
                                                              ------------  ------------
                                                                  208,647       194,881
 Accumulated depreciation and amortization..................     (128,993)     (103,627)
                                                              ------------  ------------
Property and equipment, net.................................       79,654        91,254
Goodwill, net...............................................      196,329       185,694
Intangible assets, net......................................       37,915        42,336
Other assets, net...........................................       31,832        29,417
                                                              ------------  ------------
        Total assets........................................ $  1,555,375  $  1,503,219
                                                              ============  ============

             LIABILITIES AND STOCKHOLDERS' EQUITY
            -------------------------------------
Current liabilities:
 Accounts payable........................................... $     10,067  $     11,575
 Accrued employee benefits..................................       41,581        46,145
 Income taxes payable.......................................       29,579        29,192
 Other accrued expenses.....................................       52,998        42,445
 Current portion of accrued merger and integration costs....       11,382        11,511
 Deferred revenue...........................................      179,525       181,903
                                                              ------------  ------------
        Total current liabilities...........................      325,132       322,771

Convertible subordinated notes..............................      500,000       500,000
Long-term portion of accrued merger and integration
  costs.....................................................       25,093        29,369
Other accrued  liabilities..................................        1,671        13,103
                                                              ------------  ------------
        Total liabilities...................................      851,896       865,243
                                                              ------------  ------------

Stockholders' equity:
 Common stock, $0.01 par value, 500,000
  shares authorized.........................................        2,224         2,196
 Additional paid-in capital.................................    1,290,775     1,272,174
 Deferred stock compensation................................     (147,182)     (199,055)
 Treasury stock.............................................     (362,371)     (350,902)
 Accumulated deficit........................................      (93,908)      (64,503)
 Accumulated other comprehensive income (loss)..............       13,941       (21,934)
                                                              ------------  ------------
        Total stockholders' equity..........................      703,479       637,976
                                                              ------------  ------------
        Total liabilities and stockholders' equity.......... $  1,555,375  $  1,503,219
                                                              ============  ============

See accompanying notes to condensed consolidated financial statements.

RATIONAL SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

                                              Three Months Ended     Nine Months Ended
                                                  December 31,          December 31,
                                              --------------------  --------------------
                                                2002       2001       2002       2001
                                              ---------  ---------  ---------  ---------
Net product revenues........................ $  64,768  $  77,466    185,166  $ 232,489
Consulting and support revenues.............    97,155     92,685    283,740    277,189
                                              ---------  ---------  ---------  ---------
    Total revenues..........................   161,923    170,151    468,906    509,678
                                              ---------  ---------  ---------  ---------

Cost of product revenues....................    12,159     11,881     32,879     31,937
Cost of consulting and support
  revenues..................................    18,286     19,513     53,586     58,691
                                              ---------  ---------  ---------  ---------
    Total cost of revenues..................    30,445     31,394     86,465     90,628
                                              ---------  ---------  ---------  ---------
Gross margin................................   131,478    138,757    382,441    419,050
                                              ---------  ---------  ---------  ---------
Operating expenses:
  Research and development expenses.........    40,744     42,581    123,764    133,487
  Sales and marketing expenses..............    69,527     71,531    208,298    217,344
  General and administrative expenses.......    11,893     13,694     34,472     40,059
  Amortization of goodwill and
   purchased intangibles....................       330     18,019        967     54,113
  Amortization of deferred stock-based
   compensation.............................    18,578     18,071     55,165     54,273
  Charges for accquired in-process
   research and development.................       ---        ---      4,524        ---
  Restructuring and other charges...........       ---        ---     12,382     17,331
                                              ---------  ---------  ---------  ---------
        Total operating expenses............   141,072    163,896    439,572    516,607
                                              ---------  ---------  ---------  ---------
Operating loss..............................    (9,594)   (25,139)   (57,131)   (97,557)
Other income, net...........................       570      3,235      4,059     14,284
                                              ---------  ---------  ---------  ---------
        Loss before income taxes............    (9,024)   (21,904)   (53,072)   (83,273)

Benefit from income taxes...................    (5,466)    (4,046)   (23,667)   (18,977)
                                              ---------  ---------  ---------  ---------
Net loss.................................... $  (3,558) $ (17,858)   (29,405) $ (64,296)
                                              =========  =========  =========  =========
Net loss per common share:
  Basic..................................... $   (0.02) $   (0.09)     (0.15) $   (0.33)
                                              =========  =========  =========  =========
  Diluted................................... $   (0.02) $   (0.09)     (0.15) $   (0.33)
                                              =========  =========  =========  =========
Shares used in computing per share amounts:
  Basic.....................................   191,326    189,907    190,489    193,988
                                              =========  =========  =========  =========
  Diluted...................................   191,326    189,907    190,489    193,988
                                              =========  =========  =========  =========

See accompanying notes to condensed consolidated financial statements.

RATIONAL SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands, unaudited)

                                                            Nine  Months Ended
                                                                December 31
                                                           ---------- ---------
                                                             2002       2001
                                                           ---------  ---------
Cash Flows From Operating activities:
   Net loss.............................................. $ (29,405) $ (64,296)
   Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Charges for acquired in-process
       research and development..........................     4,524        ---
     Depreciation and amortization.......................    44,958     93,340
     Compensation expense related to stock options.......    55,165     54,273
     Tax benefit from employee stock plans...............     1,003      4,780
     Deferred income tax.................................   (22,490)   (33,145)
     Changes in operating assets and liabilities:
       Accounts receivable, net..........................    23,473     60,047
       Prepaid expenses and other, net...................     6,209     (4,504)
       Other assets......................................     2,598     (2,813)
       Accounts payable..................................    (1,566)   (12,906)
       Accrued employee benefits and other accrued
          expenses.......................................     4,590    (29,269)
       Income taxes payable..............................       387     (4,070)
       Accrued merger and integration expenses...........    (4,797)    (6,176)
       Deferred revenues.................................    (2,520)     3,630
                                                           ---------  ---------
Net cash provided by operating activities................    82,129     58,891
                                                           ---------  ---------
Cash Flows From Investing activities:
   Purchases of short-term investments...................  (430,228)  (529,479)
   Maturities and sales of short-term investments........   397,941    578,434
   Purchases of property and equipment...................   (15,256)   (16,872)
   Purchases of technologies.............................       ---    (20,965)
   Business combinations, net of cash acquired              (21,894)       ---
                                                           ---------  ---------
Net cash provided by (used in) investing activities......   (69,437)    11,118
                                                           ---------  ---------
Cash Flows From Financing activities:
   Net proceeds from issuance of common stock............    16,096     22,360
   Net proceeds from reissuance of treasury stock........     4,072     10,263
   Repurchases of common stock...........................   (17,303)  (139,925)
   Repayment of receivables from stockholders............       ---        633
                                                           ---------  ---------
Net cash provided by (used in) financing activities......     2,865   (106,669)
                                                           ---------  ---------

Effect of changes in foreign currency
  exchange rates on cash.................................    34,301      1,824
                                                           ---------  ---------
Net increase (decrease) in cash and cash equivalents.....    49,858    (34,836)
Cash and cash equivalents at beginning of period.........   374,158    363,717
                                                           ---------  ---------
Cash and cash equivalents at end of period............... $ 424,016  $ 328,881
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

  NET LOSS PER COMMON SHARE - The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

                                                Three Months Ended    Nine Months Ended
                                                  December 31,          December 31,
                                              --------------------  --------------------
                                                2002       2001       2002       2001
                                              ---------  ---------  ---------  ---------
Numerator:
  Net loss                                   $  (3,558) $ (17,858) $ (29,405) $ (64,296)
                                              =========  =========  =========  =========
Denominator:
  Weighted average shares of common
    stock outstanding                          194,877    193,980    194,030    198,326

  Less: Weighted average shares subject
    to repurchase                               (3,551)    (4,073)    (3,541)    (4,338)
                                              ---------  ---------  ---------  ---------
  Denominator for basic and diluted
    net loss per share -
    weighted average shares                    191,326    189,907    190,489    193,988
                                              =========  =========  =========  =========

Net loss per share - basic                   $   (0.02) $   (0.09) $   (0.15) $   (0.33)
                                              =========  =========  =========  =========
Net loss per share - diluted                 $   (0.02) $   (0.09) $   (0.15) $   (0.33)
                                              =========  =========  =========  =========

  The computation of diluted net loss per share for the quarter ended December 31, 2002 excluded the impact of all outstanding options to purchase 55,593,911 shares of Common Stock and 3,550,791 shares of Common Stock subject to repurchase, as the impact would be antidilutive. The computation of diluted net loss per share for the quarter ended December 31, 2001 excluded the impact of all outstanding options to purchase 45,503,656 shares of Common Stock and 4,072,610 shares of Common Stock subject to repurchase, as the impact would be antidilutive.

  The computation of diluted net loss per share for the nine months ended December 31, 2002 excluded the impact of all outstanding options to purchase 56,163,514 shares of Common Stock and 3,541,040 shares of Common Stock subject to repurchase, as the impact would be antidilutive. The computation of diluted net loss per share for the nine months ended December 31, 2001 excluded the impact of all outstanding options to purchase 44,010,033 shares of Common Stock and 4,338,270 shares of Common Stock subject to repurchase, as the impact would be antidilutive.

  The impact of converting 13,997,760 shares of Common Stock from outstanding Convertible Notes issued in 2000 was not included for any periods in diluted net loss per share, because the assumed conversion would be antidilutive.

  COMPREHENSIVE INCOME (LOSS) - The Company follows Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign translation adjustments, which have been included in stockholders' equity and excluded from net income, to be included in comprehensive income. For the three months ended December 31, 2002, total comprehensive income was approximately $11.8 million compared to comprehensive loss of approximately $6.1 million for the same period last year. For the nine months ended December 31, 2002, total comprehensive income was approximately $6.5 million compared to comprehensive loss of approximately $41.2 million for the same period last year.

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

  In October 2001, the Financial Accounting Standards Board (FASB) issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS 121 and the provisions of Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" with regard to reporting the effects of a disposal of a segment of a business. SFAS 144 retains many of the provisions of SFAS 121 but significantly changes the criteria that would have to be met to classify an asset as held for disposal such that long-lived assets to be disposed of other than by sale are considered held and used until disposed of. In addition, SFAS 144 retains the basic provisions of APB 30 for presentation of discontinued operations in the statement of operations but broadens that presentation to a component of an entity. The Company adopted SFAS 144 on April 1, 2002. The adoption of SFAS 144 did not have material impact on the Company's financial position and results of operations.

  In November 2001, the FASB issued an announcement on the topic of "Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred" (the Announcement). The Announcement requires companies to characterize reimbursements received for out of pocket expenses incurred as revenues in the income statement. The Company adopted the Announcement in the quarter ended March 31, 2002. Historically, the Company has netted reimbursements received for out of pocket expenses against the related expenses in the accompanying consolidated statements of operations. The adoption of the Announcement had no impact on the Company's gross margin or net loss but increased its consulting and support revenues and cost of consulting and support revenues by approximately $419,000 for the nine months ended December 31, 2002. The adoption of the Announcement did not have a material impact on the Company's financial position, results of operations or cash flows and, accordingly, the Company did not reclassify prior period results.

  In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue (EITF) No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

  In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantess of Indebtedness of Others, an

  interpretation of FASB Statements 5, 57 and 107 and Rescission of FASB Interpretation 34." FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002 and the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. The Company adopted the disclosure provision of FIN 45 in the quarter ended December 31, 2002. The Company has letters of credit and other guarantees to secure rental payments at its various office locations. The term of the guarantee is equal to the term of the related facility lease, which can be from 30 days to 10 years. The maximum potential amount of future payments the Company could be required to make under its guarantees at December 31, 2002 is approximately $6.5 million. In addition, under the indemnification of the Company's standard product license agreement, the Company guarantees to pay all damages and costs (other than costs of customers' retained counsel or the value of the services of the customers' employees) associated with the license infringements on any patent, copyright, trademark, trade secret or other interlectual property right on products licensed to its customers. The infringement liability is covered under the Company's liability insurance. The Company does not expect to incur any infringement liability as a result of the customer indemnification clauses as of December 31, 2002.

  On December 31, 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this statement amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial statements. The amendment of the transition and annual disclosure requirements of SFAS 123 are effective for fiscal years ending after December 15, 2002. The amendment of the disclosure requirements of APB Opinion No. 28 is effective for financial reports containing condensed consolidated financial statements for interim periods beginning after December 15, 2002. Since the Company does not anticipate changing to the fair value based method of accounting for stock-based employee compensation, the transition provisions of SFAS 148 is not expected to have a significant impact on its financial position, results of operations or cash flows.

  DERIVATIVE FINANCIAL INSTRUMENTS - The Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS 138, in the first quarter of fiscal 2002. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities, and requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of any hedges, must be recognized currently in earnings. All of the Company's derivative financial instruments are recorded at their fair value in prepaid expenses and other assets. The transition adjustment upon adoption of SFAS 133 was not material.

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

  STOCK REPURCHASE - In April 2001, the Company's Board of Directors authorized the repurchase of 20.0 million shares of the Company's Common Stock from time to time in the open market. The Company repurchased 1.5 million shares of its Common Stock for total cash outlay of approximately $17.3 million for the nine months ended December 31, 2002. As of December 31, 2002, the Company had repurchased approximately 9.7 million shares of its Common Stock under this program for an aggregate cost of approximately $113.0 million. Repurchases help offset dilution from stock issued under the Company's stock option and stock purchase plans. The timing and size of any future stock repurchases are subject to market conditions, stock prices, the Company's cash position and other cash requirements going forward.

  ACQUISITION - On July 22, 2002, the Company completed the acquisition of NeuVis Inc. (NeuVis). The results of NeuVis' operations have been included in the consolidated financial statements since that date. NeuVis was a privately held provider of an e-business Rapid Application Development (RAD) platform for agile, enterprise-class applications. As a result of the acquisition, the technology of NeuVis will assist the Company's current products to support the major industry Integrated Development Environments (IDEs), such as those from Microsoft Corporation (Microsoft) and International Business Machines Corporation (IBM). Under the terms of the agreement and plan of reorganization, the Company acquired 100% of the outstanding shares of capital stock of NeuVis in exchange for approximately $22.0 million of cash, $2.3 million in assumed net liabilities and transaction related costs, and 707,876 shares of the Company's restricted Common Stock valued at $5.9 million. The value of the shares issued was determined based on the average market price of the Company's Common Stock over the ten-day period ending two days prior to the closing date of the acquisition.

  The total purchase price of NeuVis was approximately $30.2 million and was allocated based on an independent appraisal as follows (in thousands):

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

  The following table presents unaudited pro forma consolidated results for the Company assuming the acquisition of NeuVis had been consummated on April 1, 2001. The pro forma results have been adjusted to exclude the charges for IPR&D recorded in the second quarter of fiscal 2003 and include amortization of deferred stock-based compensation and amortization of purchased intangibles. This information may not necessarily be indicative of the future combined results of operations of the Company (in thousands, except per share amounts).

                                                 Three Months Ended       Nine Months Ended
                                                     December 31,             December 31,
                                               -----------------------  --------------------
                                                 2002         2001        2002       2001
                                               ---------  ------------  ---------  ---------

Revenues                                      $ 161,923  $    170,375  $ 468,957  $ 510,426
Net loss                                         (3,558)      (19,356)   (37,674)   (76,243)
Basic and diluted net loss per share              (0.02)        (0.10)     (0.20)     (0.39)

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

  For comparative purposes, the pro forma adjusted net loss per share excluding amortization of goodwill and assembled workforce is as follows (in thousands, except per share amounts):

                                                Three Months Ended         Nine Months Ended
                                                  December 31,               December 31,
                                              -------------------------  ---------------------
                                                  2002          2001        2002       2001
                                              -------------  ----------  ----------  ---------

Net loss                                     $      (3,558) $  (17,858) $  (29,405) $ (64,296)
Add back SFAS 142 adjustments:
  Amortization of goodwill, net of tax                 ---      16,691         ---     50,306
  Amortization of assembled workforce,
    net of tax                                         ---         545         ---      1,639
                                              -------------  ----------  ----------  ---------
Adjusted net loss                            $      (3,558) $     (622) $  (29,405) $ (12,351)
                                              =============  ==========  ==========  =========

Basic and diluted net loss per share         $       (0.02) $    (0.09) $    (0.15) $   (0.33)
Add back SFAS 142 adjustments:
  Amortization of goodwill, net of tax                 ---        0.09         ---       0.26
  Amortization of assembled workforce,
    net of tax                                         ---         ---         ---       0.01
                                              -------------  ----------  ----------  ---------
Pro forma adjusted basic and diluted
  net loss per share                         $       (0.02) $      ---  $    (0.15) $   (0.06)
                                              =============  ==========  ==========  =========

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

                                              December 31,   March 31,
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

                                                           December 31, 2002
                                              -------------------------------------
                                                  Gross                     Net
                                                Carrying     Accumulated  Carrying
                                                 Amount      Amortization  Amount
                                              -------------  ----------  ----------
Acquired developed and core technology       $      64,713  $  (31,939) $   32,774
Acquired contract                                    9,299      (5,941)      3,358
Acquired customer list and trade name                3,989      (2,206)      1,783
                                              -------------  ----------  ----------
   Total                                     $      78,001  $  (40,086) $   37,915
                                              =============  ==========  ==========

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
                                              ===========  ==========  ==========

  Amortization expense (before tax) related to intangible assets was approximately $5.9 million and $6.2 million for the three-month periods ended December 31, 2002 and 2001, respectively. Amortization expense (before tax) related to intangible assets was approximately $16.4 million and $17.6 million for the nine-month periods ended December 31, 2002 and 2001, respectively.

  The total expected future amortization related to other intangible assets is provided in the table below (in thousands):

                                                  Future Amortization
                                              -------------------------
                                                               Net of
                                                  Gross      Estimated
                Fiscal Year                      Amount      Tax Benefit
               -------------                  -------------  ----------

Remainder of 2003 (3 months)                 $       5,920  $    3,552
2004                                                21,359      12,815
2005                                                 8,288       4,973
2006                                                 2,348       1,409
                                              -------------  ----------
  Total                                      $      37,915  $   22,749
                                              =============  ==========

  RESTRUCTURING AND OTHER CHARGES

  Fiscal 2003 restructuring and other charges

  In July 2002, the Company announced a restructuring program related to the cessation of selected development activities associated with the Company's hosted development services. The restructuring included a workforce reduction, impairment of unused software, and termination of third party contracts. As a result of the restructuring program, the Company recorded approximately $4.1 million of restructuring related charges, which were classified within operating expenses in the quarter ended September 30, 2002. The restructuring program resulted in the reduction of 47 employees within the hosted development services group. The workforce reductions started in July 2002 and the employment of a majority of the affected employees was terminated as of December 31, 2002. The Company recorded a workforce reduction charge of approximately $1.3 million primarily relating to severance and fringe benefits. As a result of the restructuring program, certain software in the hosted development services will have no future value as the Company has discontinued related development activities. The Company recorded a restructuring charge of approximately $0.5 million relating to the impairment of these assets. The Company also recorded a charge of approximately $2.3 million relating to payments to third parties to terminate contractual agreements associated with the hosted development services.

  A summary of these restructuring costs is outlined as follows (in thousands):

                                                         Termination
                                           Impairment of   of Other
                                Workforce     Unused     Third-Party
                                Reduction    Software     Agreements     Total
                                ---------  ------------  ------------  ---------
Provision recorded at
  restructuring                $   1,328  $        458  $      2,342  $   4,128
Non-cash charges                     ---          (458)         (442)      (900)
Cash payments                       (872)          ---        (1,602)    (2,474)
                                ---------  ------------  ------------  ---------
Balance, September 30, 2002          456           ---           298        754
Cash payments                       (161)          ---          (261)      (422)
                                ---------  ------------  ------------  ---------
Balance, December 31, 2002     $     295  $        ---  $         37  $     332
                                =========  ============  ============  =========

  The Company had substantially completed the implementation of this restructuring program as of December 31, 2002. Remaining cash expenditures will be paid through March 2003.

  In addition, in the quarter ended September 30, 2002, the Company recorded an increase of $6.1 million in other charges as a result of updating the Company's estimates associated with unused facilities related to merger and integration activities and other facilities commitments previously provided for. This adjustment reflects the continued weakness in lease rates and sublease activities, which resulted in changes regarding estimated vacancy periods and sublease income. The Company anticipates that it will take approximately 15 to 19 months to sublease the remaining vacated properties. A summary of this charge is outlined as follows (in thousands):

                                Facility
                                 Related
                                 Charges
                                ---------
Provision recorded at
  September 30, 2002           $   6,091
Cash payments                       (411)
                                ---------
Balance, December 31, 2002     $   5,680
                                =========

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

  A summary of these restructuring costs is outlined as follows (in thousands):

                                                         Termination
                                           Consolidation   of Other
                                Workforce   of Excess    Third-Party
                                Reduction   Facilities    Agreements     Total
                                ---------  ------------  ------------  ---------
Provision recorded at
  restructuring                $  10,149  $      3,719  $      3,463  $  17,331
Non-cash charges                     ---           ---          (856)      (856)
Cash payments                     (9,912)       (1,268)       (2,607)   (13,787)
                                ---------  ------------  ------------  ---------
Balance, March 31, 2002              237         2,451           ---      2,688
Cash payments                       (224)         (559)          ---       (783)
                                ---------  ------------  ------------  ---------
Balance, June 30, 2002                13         1,892           ---      1,905
Change in estimate                   ---         2,162           ---      2,162
Cash payments                        (13)         (556)          ---       (569)
                                ---------  ------------  ------------  ---------
Balance, September 30, 2002          ---         3,498           ---      3,498
Cash payments                        ---          (843)          ---       (843)
                                ---------  ------------  ------------  ---------
Balance, December 31, 2002     $     ---  $      2,655  $        ---  $   2,655
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

  COMMITMENTS AND CONTINGENCIES

  Letters of credit. The Company assumed a letter of credit with IBM totaling $1,985,823 in connection with the acquisition of Catapulse, Inc. (Catapulse) in fiscal 2001. As part of a strategic business alliance between Catapulse and IBM, IBM agreed to provide services to Catapulse in exchange for an upfront payment of $1,237,477 related to development work through December 31, 2001, and monthly recurring fees of approximately $425,000 commencing upon IBM's completion of the development work and continuing till December 31, 2003. The upfront payment of $1,237,477 was paid during fiscal 2001 and the monthly recurring fees are related to ongoing services to be provided by IBM. The Company terminated this relationship with IBM in August 2002. In connection with such termination, the Company paid IBM a termination fee of approximately $828,000, in addition to the monthly recurring fees for services through August 2002. The Company also paid a fee of approximately $153,000 for other related services performed by IBM prior to the termination. The letter of credit with IBM was terminated upon termination of this relationship and payment of the termination charges.

  On July 3, 2001, a purported derivative lawsuit, entitled Krim v. Levy, et al., No. CV799591 (Supr. Ct. Santa Clara Cty.), was filed. Defendants' demurrer to the complaint was sustained with leave to amend on September 18, 2001. An amended complaint was filed on September 24, 2001. The complaint names as defendants the Company's Board of Directors and certain unnamed persons. The Company is a nominal defendant. The complaint alleges that defendants breached their fiduciary duties to the Company by deciding to invest in and to purchase Catapulse. The complaint seeks various equitable remedies and compensatory and special damages in unspecified amounts plus legal fees and costs from the defendants. The Court held a hearing on January 14, 2002 regarding the defendants' demurrer to the amended complaint. On January 22, 2002, the Court issued an order overruling defendants' demurrer. On September 18, 2002, the parties signed a Stipulation of Settlement that is subject to court approval. The terms of the settlement include a $2.675 million payment, $1 million of which is being funded by the Company's Directors and Officers insurance carriers, and the Company's agreement to adopt certain corporate governance procedures and controls. The settlement was approved and the action was dismissed with prejudice on November 26, 2002.

  On December 11, 2002, an action, Gary Oblock and John Lowell vs. Rational Software Corp., et al., was filed in the Superior Court of the State of California for the County of Santa Clara. In this action, the plaintiffs named as defendants the Company and the Company' Board of Directors. The complaint asserts claims on behalf of the Company's public stockholders who are similarly situated with the plaintiffs. Among other things, the complaint alleges that the Company and the members of the Company's Board of Directors have breached its and their fiduciary duties to the Company's public stockholders, that Company's directors engaged in self-dealing in connection with approval of the merger, and that the Company's directors failed to take steps to maximize the Company's value to its public stockholders. The complaint seeks class certification and certain forms of equitable relief, including enjoining the consummation of the merger. On January 21, 2003, the Court denied plaintiffs' motion to for a temporary restraining order seeking to enjoin the January 22, 2003 shareholder vote concerning the IBM transaction. The Company continues to believe that the allegations are without merit and intends to vigorously contest the action. However, there can be no assurance that the Company or the other defendants will be successful in its or their defense.

  From time to time, the Company is subject to legal claims. Historically, the cost of resolution of these claims has not been significant. However, any adverse outcome of current or future lawsuits against the Company may result in a material adverse effect on the Company's financial condition.

  PROPOSED MERGER WITH INTERNATIONAL BUSINESS MACHINES CORPORATION

On December 6, 2002, the Company and IBM announced that the two companies have entered into a definitive agreement for IBM to acquire the equity of the Company at a price of approximately $2.1 billion in cash, or $10.50 per share. Subject to, among other conditions, regulatory approval and the Company's stockholders' affirmative vote, this transaction is expected to close in the quarter ended March 31, 2003. The details of this transaction are discussed in the Company's Form 8-K filed with the SEC on December 9, 2002. In January 2003, the proposed merger received the required U.S. government regulatory approval. On January 22, 2003, the Company's stockholders approved this transaction.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include without limitation statements regarding the following: our expectations regarding the adoption of accounting pronouncements and the effect of such adoption on us; our beliefs and expectations that the technology of NeuVis, Inc. will assist our current products to support major industry IDEs; our expectations regarding the accounting treatment of goodwill and other intangible assets; our expectations regarding the nondeductibility of acquired goodwill for tax purposes; our expectations regarding our restructuring program; our beliefs and expectations regarding the cost of consolidating excess facilities and time to sublease vacated properties; our expectations and beliefs regarding the merits of and outcome of legal proceedings and litigation matters; our beliefs and expectations regarding international sales and our revenues; our belief that expected cash flow from operations, existing cash, cash equivalents and short-term investments will be sufficient to meet our cash requirements; our beliefs regarding the relationship of our service revenues to our license revenues; our beliefs and expectations regarding our future growth and financial performance; our beliefs and expectations regarding broad market acceptance of off-the-shelf products; our beliefs and expectations regarding the development of industry standards; our beliefs and expectations regarding the development of our industry and the market for our products and services, including usage in the Internet and intranet environments; our beliefs regarding product-development investments; our beliefs and expectations regarding competition and our ability to compete including the elements on which we compete; our beliefs and expectations regarding hiring and retaining qualified individuals and the efforts and abilities of senior management personnel; our beliefs and expectations regarding our future revenue growth and our ability to expand our direct sales force and maintain a high level of consulting, training and customer support; our beliefs and expectations regarding our development, distribution and marketing strategies and our strategic relationships; our beliefs and expectations regarding errors or defects in our products; our beliefs and expectations regarding the scope of United States patent protection; our beliefs regarding our dependence on third-party software; our beliefs and expectations regarding infringement claims and liabilities; our beliefs and expectations regarding financial and strategic benefits of past and future acquisitions; our beliefs and expectations with regard to the proposed transaction with IBM; and our beliefs and expectations regarding foreign currency exchange rate and interest rate risks. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. These risks and uncertainties include without limitation those identified in the section of this quarterly report on Form 10-Q entitled "Factors That May Affect Future Results" below. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report on Form 10-Q.

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

On December 6, 2002, we entered into a definitive merger agreement with International Business Machines Corporation (IBM) for IBM to acquire the equity of Rational at a price of approximately $2.1 billion in cash or $10.50 per share. The waiting period required by the Hart-Scott-Rodino Antitrust Improvements Act of 1976 relating to our proposed merger with a wholly-owned subsidiary of IBM expired on January 21, 2003. IBM filed a notification on Form CO with respect to the merger on January 17, 2003, which triggered the start of the review period required under the European Commission's Merger Regulation. Our stockholders approved a proposal to adopt the merger agreement at a Special Meeting of Rational's stockholders held on January 22, 2003. Approximately 67.6% of the total outstanding shares, or approximately 97.4% of the votes cast at the special meeting, were cast in favor of the proposal. We expect the transaction to close in the first calendar quarter of 2003. Despite our intent to complete the planned merger, as part of our ordinary course strategic planning, we continue to consider our revenue and cost forecasts, capital resources and other forward-looking planning as a stand-alone entity.

Comparative Analysis of Operating Results for the Three and Nine Months Ended December 31, 2002 and December 31, 2001

Revenues

Total revenues for the three- and nine-month periods ended December 31, 2002 decreased 5% and 8%, respectively, from the corresponding prior year periods.

Net product revenues. Net product revenues for the three- and nine-month periods ended December 31, 2002 decreased 16% and 20%, respectively, from the corresponding prior year periods. The decrease in product revenues was a result of reduced sales across the majority of our products due primarily to the slowdown in the economy and reduced spending on information technology by our customers.

Consulting and support revenues. Consulting and support revenues for the three- and nine-month periods ended December 31, 2002 increased 5% and 2%, respectively, from the corresponding prior year periods. The net increase in consulting and support revenues was a result of increased renewals of our customer support arrangements offset by a decrease in consulting revenues.

International sales. Revenues from international product sales and consulting and support accounted for 48% and 49%, respectively, of total revenues for the three- and nine-month periods ended December 31, 2002 compared to 43% for both the comparable prior year periods. We expect international sales to continue to account for a major portion of total revenues in future periods, although the percentage of international revenues could fluctuate from period to period due to economic or other factors in international regions. Our international sales are priced principally in local currencies. We enter into short-term forward currency contracts to hedge against the impact of foreign currency exchange rate fluctuations on balance sheet exposures denominated in currencies other than the local, or "functional," currency of our subsidiaries or us. The total amount of these contracts is approximately offset by the underlying assets and liabilities denominated in non-functional currencies, and such contracts are carried at fair market value. The associated gains and losses were not material to our results of operations in any period presented.

Cost of Revenues

Cost of product revenues. Cost of product revenues consists principally of materials, packaging and freight, amortization of purchased technology, and royalties. Cost of product revenues for the three- and nine-month periods ended December 31, 2002 increased 2% and 3%, respectively, from the corresponding prior year periods. These costs represented 19% and 18%, respectively, of net product revenues for the three- and nine-month periods ended December 31, 2002, compared to 15% and 14%, respectively, of net product revenues for the corresponding prior year periods. The increase in cost of product revenues from the corresponding prior year periods was primarily a result of increased amortization of purchased intangibles and royalty costs, offset by decreased product material costs. The increase in cost of product revenues as a percentage of product revenues was primarily a result of decreased product revenues.

Cost of consulting and support revenues. Cost of consulting and support revenues consists principally of personnel costs for training, consulting, and customer support. Cost of consulting and support revenues for the three- and nine- month periods ended December 31, 2002 decreased 6% and 9%, respectively, from the corresponding prior year periods. These costs represented 19% of total consulting and support revenues for both the three- and nine-month periods ended December 31, 2002 compared to 21% for both the corresponding prior year periods. The decrease in cost of consulting and support revenues was primarily a result of a decrease in consulting revenues for the same periods. The decrease in cost of consulting and support revenues as a percentage of total consulting and support revenues was due primarily to an increased mix of higher margin support revenues versus lower margin consulting revenues.

Operating Expenses

Research and development. Research and development expenses for the three- and nine-month periods ended December 31, 2002 decreased 4% and 7%, respectively, from the corresponding prior year periods. These costs represented 25% and 26%, respectively, of total revenues for the three- and nine-month periods ended December 31, 2002 compared to 25% and 26%, respectively, of total revenues for the corresponding prior year periods.

The decrease for the three-month period ended December 31, 2002 in research and development expenses was primarily related to decreased headcount related costs as a result of cost control measures. The decrease for the nine-month period ended December 31, 2002 in research and development expenses was primarily related to reduced spending on outside consultants and decreased headcount related costs as a result of cost control measures.

Sales and marketing. Sales and marketing expenses for the three- and nine-month periods ended December 31, 2002 decreased 3% and 4%, respectively, from the corresponding prior year periods. These costs represented 43% and 44%, respectively, of total revenues for the three- and nine-month periods ended December 31, 2002 compared to 42% and 43%, respectively, of total revenues for the corresponding prior year periods. The decrease in expenditures for sales and marketing was primarily due to decreased headcount related costs as a result of cost control measures.

General and administrative. General and administrative expenses for the three- and nine-month periods ended December 31, 2002 decreased 13% and 14%, respectively, from the corresponding prior year periods. These costs represented 7% of total revenues for both the three- and nine-month periods ended December 31, 2002 compared to 8% of total revenues for the corresponding prior year periods. The period over period decrease in general and administrative expenses resulted primarily from lower bad debt expenses recorded in the three- and nine-month periods ended December 31, 2002 compared to corresponding prior year periods.

Amortization of goodwill, purchased intangibles, and deferred stock-based compensation. In the second quarter of fiscal 2003, we acquired NeuVis Inc. (NeuVis) and recorded goodwill and purchased intangibles. (See Note 7 of Notes to Condensed Consolidated Financial Statements for additional information related to the NeuVis acquisition). In the fourth quarter of fiscal 2001, we acquired Attol Testware (Attol) and the remaining outstanding shares of Catapulse, Inc. (Catapulse) not already owned by Rational, both of which were accounted for under the purchase method of accounting. Accordingly, we recorded goodwill and purchased intangibles representing the excess of the purchase price paid over the fair value of the net assets acquired. In fiscal 2000, we acquired ObjecTime Limited, which was also accounted for under the purchase method of accounting. Also as part of NeuVis acquisition, we recorded approximately $5.9 million of deferred stock-based compensation relating to the restricted stock issued. In the acquisitions of Attol and the remaining outstanding shares of Catapulse in fiscal 2001, we recorded approximately $295.0 million of deferred stock-based compensation relating to the unvested stock options and restricted stock assumed in the acquisitions. In fiscal 2000, in connection with the grant of certain stock options to employees of Catapulse, the results of which were consolidated with Rational's results, we recorded deferred stock-based compensation of approximately $3.0 million representing the difference between the deemed fair value of the Common Stock for accounting purposes and the exercise price of these options at the date of grant. Amortization of goodwill and purchased intangibles was approximately $0.3 million and $1.0 million, respectively, for the three- and nine-month periods ended December 31, 2002 compared to approximately $18.0 million and $54.1 million for the corresponding prior year periods. The period over period decrease was primarily due to the adoption of Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets," which ceased the amortization of goodwill beginning April 1, 2002. (See Note 8 of Notes to Condensed Consolidated Financial Statements for additional information related to SFAS 142.) Amortization of deferred stock-based compensation was approximately $18.6 million and $55.2 million, respectively, for the three- and nine-months ended December 31, 2002 compared to $18.1 million and $54.3 million, respectively, for the corresponding prior year periods. The period over period decrease in amortization of deferred stock-based compensation was primarily due to the cancellation of deferred stock-based compensation related to the Catapulse acquisition as a result of the restructuring program in July 2002.

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

Workforce reduction - The restructuring program resulted in the reduction of 47 employees within the hosted development services group. We recorded a workforce reduction charge of approximately $1.3 million primarily relating to severance and fringe benefits. The workforce reductions started in July 2002 and the employment of a majority of the affected employees was terminated as of December 31, 2002.

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

A summary of these restructuring charges is outlined as follows (in thousands):

                                                         Termination
                                           Impairment of   of Other
                                Workforce     Unused     Third-Party
                                Reduction    Software     Agreements     Total
                                ---------  ------------  ------------  ---------
Provision recorded at
  restructuring                $   1,328  $        458  $      2,342  $   4,128
Non-cash charges                     ---          (458)         (442)      (900)
Cash payments                       (872)          ---        (1,602)    (2,474)
                                ---------  ------------  ------------  ---------
Balance, September 30, 2002          456           ---           298        754
Cash payments                       (161)          ---          (261)      (422)
                                ---------  ------------  ------------  ---------
Balance, December 31, 2002     $     295  $        ---  $         37  $     332
                                =========  ============  ============  =========

We had substantially completed the implementation of this restructuring program as of December 31, 2002. Remaining cash expenditures will be paid through March 2003.

In addition, in the quarter ended September 30, 2002, we recorded an increase of $6.1 million in other charges as a result of updating our estimates associated with unused facilities related to merger and integration activities and other facilities commitments previously provided for. This adjustment reflects the continued weakness in lease rates and sublease activities, which resulted in changes regarding estimated vacancy periods and sublease income. We anticipate that it will take approximately 15 to 19 months to sublease the remaining vacated properties. A summary of this charge is outlined as follows (in thousands):

                                Facility
                                 Related
                                 Charges
                                ---------
Provision recorded at
  September 30, 2002           $   6,091
Cash payments                       (411)
                                ---------
Balance, December 31, 2002     $   5,680
                                =========

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

A summary of these restructuring costs is outlined as follows (in thousands):

                                                         Termination
                                           Consolidation   of Other
                                Workforce   of Excess    Third-Party
                                Reduction   Facilities    Agreements     Total
                                ---------  ------------  ------------  ---------
Provision recorded at
  restructuring                $  10,149  $      3,719  $      3,463  $  17,331
Non-cash charges                     ---           ---          (856)      (856)
Cash payments                     (9,912)       (1,268)       (2,607)   (13,787)
                                ---------  ------------  ------------  ---------
Balance, March 31, 2002              237         2,451           ---      2,688
Cash payments                       (224)         (559)          ---       (783)
                                ---------  ------------  ------------  ---------
Balance, June 30, 2002                13         1,892           ---      1,905
Change in estimate                   ---         2,162           ---      2,162
Cash payments                        (13)         (556)          ---       (569)
                                ---------  ------------  ------------  ---------
Balance, September 30, 2002          ---         3,498           ---      3,498
Cash payments                        ---          (843)          ---       (843)
                                ---------  ------------  ------------  ---------
Balance, December 31, 2002     $     ---  $      2,655  $        ---  $   2,655
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

Other Income, net

Other income, net consists primarily of interest income, interest expense, and gains and losses due to fluctuations in currency exchange rates. Other income, net has fluctuated as a result of the amount of cash available for investment in interest-bearing instruments and from fluctuations in currency exchange rates. Other income, net decreased 82% and 72%, respectively, for the three- and nine-month periods ended December 31, 2002 from the corresponding prior year periods. The current year decrease was due primarily to lower interest income as a result of lower interest rates.

Income Taxes

The effective income tax rate benefit was 61% and 45%, respectively, for the three- and nine-month periods ended December 31, 2002 compared to 18% and 23%, respectively, for the corresponding prior year periods. The changes in our effective tax rate were primarily due to the nondeductibility of certain accounting charges associated with our merger and acquisition activities. Excluding certain merger and acquisition related charges, our effective rates were 28% for both the three- and nine-month periods ended December 31, 2002 and 30% for both the three- and nine-month periods ended December 31, 2001. The benefit from income taxes for the three- and nine-month periods ended December 31, 2002 and 2001 differ from the benefit from income taxes computed at the federal statutory income tax rate due primarily to the impact of nondeductible merger and acquisition charges and foreign and state income taxes, offset by earnings permanently reinvested in offshore operations and research credits.

Liquidity and Capital Resources

At December 31, 2002, we had cash, cash equivalents, and short-term investments of $1.0 billion and working capital of $884.5 million. Net cash provided by operating activities for the nine months ended December 31, 2002 was composed primarily of the net loss plus noncash charges for acquired IPR&D, depreciation and amortization, tax benefits from employee stock plans, compensation expenses related to stock options, decreases in accounts receivable, prepaid expenses, and other assets, and increases in accrued employee benefits and other accrued expenses and income taxes payable. These were offset primarily by decreases in accounts payable, accrued merger and integration expenses, deferred revenue, and net deferred tax liability. Net cash used in investing activities resulted primarily from a business acquisition, a net increase in short-term investments, and capital expenditure purchases. Net cash used in financing activities resulted primarily from cash used to repurchase our Common Stock, offset by net proceeds received from issuance of Common Stock under the employee stock plans and net proceeds received from reissuance of treasury stock under employee stock plans.

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

If industry standards relating to our business do not gain general acceptance, we may be unable to continue to develop and market our products, and our business may suffer.

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

We face intense competition for each product in our product lines, generally from both Windows and UNIX-based vendors. Current and potential competitors in one or more of our markets include, among others, AccuRev, Inc., Aonix Corporation, ARTiSAN Software Tools, BEA Systems, Inc., Borland Software Corporation, CanyonBlue Inc, CollabNet, Computer Associates International Inc., Compuware Corporation, CVS Corporation, Embarcadero, Empirix Inc., I-Logix Inc., IAR Systems, Integrated Chipware, IntelliJ, Merant, Mercury Interactive Corporation, Microsoft Corporation, Minq Software, MKS Inc., No Magic Inc., Oracle Corporation, ParaSoft Corporation, Perforce Software Inc., Popkin Software, RadView Software Ltd., Segue Software, Inc., Serena Software, Inc., Sesame Technology, Sitraka, SLATE, Sparx Systems, Sun Microsystems, Sybase, Inc., TeamShare, Inc., Telelogic, Tigris, and Vector Software, as well as numerous other public and privately held software application development and tools suppliers. Because individual product sales are often the first step in a broader customer relationship, our success will depend in part on our ability to successfully compete with numerous competitors at each point in their product lines.

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

International sales accounted for approximately 48% and 49%, respectively, of our revenues for the three-and nine- month periods ended December 31, 2002 compared to 43% for both the comparable prior year periods. We expect that international sales will continue to account for a significant portion of our revenues in future periods. In addition, international sales are subject to inherent risks, including:

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

Our development, marketing, and distribution strategies rely increasingly on our ability to form long-term strategic relationships with major software and hardware vendors, many of whom are substantially larger than us. These business relationships often consist of cooperative marketing programs, joint customer seminars, lead referrals, or joint development projects. For example, we are currently a party to relationships with Microsoft Corporation (Microsoft) and International Business Machines Corporation (IBM) related to the use of our Rational XDE functionality in their platforms. Although certain aspects of some of these relationships are contractual in nature, many important aspects of these relationships depend on the continued cooperation of each party with us. Merger activity, such as the acquisitions of NeuVis, Catapulse, and Attol, may disrupt these relationships or activities, and some companies may reassess the value of their relationship with us as a result of such merger activity. Divergence in strategy or change in focus or competitive product offerings by any of these companies may interfere with our ability to develop, market, sell, or support our products, which in turn could harm our business. In addition, one or more of these companies may use the information they gain from their relationship with us to develop or market competing products or to develop the functionality of our products into their existing products.

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

Our proposed transaction with IBM may adversely affect our results of operations whether or not the merger is completed, and the merger may not be completed on a timely basis or at all.

In response to our pending merger transaction with IBM, our customers may defer purchasing decisions or elect to switch to other suppliers due to uncertainty about the direction of our product offerings following the merger and our willingness to support and service existing products. In order to address customer uncertainty, we may incur additional obligations. Uncertainty surrounding the proposed transaction also may have an adverse effect on employee morale and retention, and result in the diversion of management attention and resources. In addition, the market value of our common stock will continue to vary prior to completion of the merger transaction due to changes in the business, operations, or prospects of Rational, market assessments of the merger, regulatory considerations, market and economic considerations, or other factors. However, there will be no adjustment to the consideration to be received by our stockholders in connection with the merger, and the parties do not have a right to terminate the merger agreement based upon changes in the market price of our common stock.

If the merger is not completed, the price of our common stock may decline to the extent that the current market price of our common stock reflects a market assumption that the merger will be completed. In addition, our business may be harmed to the extent that customers, suppliers or others believe that we cannot effectively compete in the marketplace without the merger or there is customer and employee uncertainty surrounding the future direction of the product and service offerings and strategy of Rational on a stand-alone basis. We also will be required to pay significant costs incurred in connection with the merger, including legal, accounting and financial advisory fees, whether or not the merger is completed. Moreover, under specified circumstances, we may be required to pay IBM a termination fee of $65 million in connection with the termination of the merger agreement.

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk, including changes in interest rates and currency exchange rates. To manage the volatility relating to these exposures, we employ established policies and procedures to manage our exposure to fluctuations in interest rates and changes in known or forecasted currency exchange rates. As of December 31, 2002 no significant changes concerning market risk have occurred since our Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

Foreign Currency Exchange Rate Risk

A portion of our business is conducted in currencies other than the U.S. dollar. Changes in the value of major foreign currencies relative to the local or "functional" currency of our subsidiaries or us may adversely affect operating results. We enter into short-term forward foreign exchange contracts designed to mitigate the impact of foreign currency exchange rate fluctuations on balance sheet exposures denominated in currencies other than the "functional" currency. The total amount of these contracts is approximately offset by the underlying assets and liabilities denominated in nonfunctional currencies. Forward contracts are accounted for on a mark-to-market basis. Gains and losses on forward contracts are recognized in our Consolidated Statements of Operations when the related transactions being hedged are recognized or the contracts mature. Such contracts meet the criteria established in SFAS 52, "Foreign Currency Translation for Hedge Accounting Treatment." We adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" in the first quarter of fiscal 2002. The adoption of SFAS 133 did not have a material impact on our financial position or results of operations. As we find it impractical to hedge all foreign currency exposures, we will continue to experience foreign currency gains and losses. We do not use derivative financial instruments for speculative trading purposes, nor do we hold or issue leveraged derivative financial instruments.

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

ITEM 4 - Controls and Procedures

  Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

  Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation by our principal executive officer and principal financial officer, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

On July 3, 2001, a purported derivative lawsuit, entitled Krim v. Levy, et al., No. CV799591 (Supr. Ct. Santa Clara Cty.), was filed. Defendants' demurrer to the complaint was sustained with leave to amend on September 18, 2001. An amended complaint was filed on September 24, 2001. The complaint names as defendants the Rational's Board of Directors and certain unnamed persons. Rational is a nominal defendant. The complaint alleges that defendants breached their fiduciary duties to Rational by deciding to invest in and to purchase Catapulse, Inc. The complaint seeks various equitable remedies and compensatory and special damages in unspecified amounts plus legal fees and costs from the defendants. The Court held a hearing on January 14, 2002 regarding the defendants' demurrer to the amended complaint. On January 22, 2002, the Court issued an order overruling defendants' demurrer. On September 18, 2002, the parties signed a Stipulation of Settlement that is subject to court approval. The terms of the settlement include a $2.675 million payment, $1 million of which is being funded by our Directors and Officers insurance carriers, and our agreement to adopt certain corporate governance procedures and controls. The settlement was approved and the action was dismissed with prejudice on November 26, 2002.

On December 11, 2002, an action, Gary Oblock and John Lowell vs. Rational Software Corp., et al., was filed in the Superior Court of the State of California for the County of Santa Clara. In this action, the plaintiffs named as defendants our board of directors and us. The complaint asserts claims on behalf of our public stockholders who are similarly situated with the plaintiffs. Among other things, the complaint alleges that we and the members of our board of directors have breached our and their fiduciary duties to our public stockholders, that our directors engaged in self-dealing in connection with approval of the merger, and that our directors failed to take steps to maximize our value to our public stockholders. The complaint seeks class certification and certain forms of equitable relief, including enjoining the consummation of the merger. On January 21, 2003, the Court denied plaintiffs' motion to for a temporary restraining order seeking to enjoin the January 22, 2003 shareholder vote concerning the IBM transaction. We continue to believe that the allegations are without merit and intend to vigorously contest the action. However, there can be no assurance that we or the other defendants will be successful in our or their defense.

From time to time, we are subject to legal claims. Historically, the cost of resolution of these claims has not been significant. However, any adverse outcome of current or future lawsuits against us may result in a material adverse effect on our financial condition.

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

ITEM 6 - Exhibits and Reports on Form 8-K

 (a) Exhibits:

Exhibit No.	Description
99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b) Reports on Form 8-K:

Report on Form 8-K dated December 9, 2002, containing (a) Rational's and International Business Machines Corporation's joint news release dated December 6, 2002, announcing the planned merger of International Business Machines Corporation and Rational, (b) the Agreement and Plan of Merger dated December 6, 2002, by and among International Business Machines Corporation, Barron Acquisition Corp. and Rational Software Corporation, and (c) Development and Reseller

Agreement dated as of December 6, 2002, between Rational Software Corporation and International Business Machines Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RATIONAL SOFTWARE CORPORATION

(Registrant)

By:	/s/ David J. Henshall

David J. Henshall
Vice President, Chief Financial Officer, Treasurer, and Secretary
(Principal Financial Officer and Chief Accounting Officer) February 11, 2003

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

              Dated:     February 11, 2003            By: /s/ Michael T. Devlin
                                                          -----------------------
                                                           Michael T. Devlin
                                                           Principal Executive Officer

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

              Dated:    February 11, 2003             By: /s/ David J. Henshall
                                                          ------------------------
                                                           David J. Henshall
                                                           Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.